Form 10-K
period 1995-12-31
SUNRAY MINERALS INC
filed 1996-08-29
CIK 778701

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D C 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED     December 31, 1995
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                   to
                         to

Commission File Number :        33 - 509 - D

                             Sunray Minerals, Inc.
             (Exact name of registrant as specified in its charter)

           Nevada                               88 - 0210772
(State or other jurisdiction            (IRS Employer identification
of incorporation or organization                   number)

                  580 Decker Drive, #200, Irving, Texas 75062
              (Address of principal executive offices)     (Zip Code)

                                  214/650-1612
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered


            Securities registered pursuant to section 12(g) of the Act:

                                     Common
                               (Title of class)



Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 any amendment to this Form 10-K. [X]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                             [ ] Yes  [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                             861,280 Common Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).



Part I

ITEM 1.  BUSINESS

Sunray Minerals, Inc. (the "Company"), formerly Tarragon Corporation, was organized under the laws of the state of Nevada on August 22, l985. From 1985 until November, 1993 the Company engaged in no substantial business.

The Company was incorporated for the purpose of searching, investigating and acquiring business opportunities.

Company effected a 1-for-100 reverse stock split of the issued and outstanding shares of the stock effective November 10, 1993. The reverse split was approved by the board of directors and by majority written consent of the majority shareholder on November 5, 1993. Following the reverse split, the Company's outstanding shares of common stock was reduced from 4,111,319 to 41,113.

During 1993, Benitex, A.G., a Liechtenstein corporation ("Benitex") acquired a majority of the issued and outstanding shares of common stock of the Company. The Company entered into an agreement with Benitex, to acquire working interests in certain oil and gas properties in return for common stock. The properties include producing oil and gas wells in Oklahoma. Also included are oil leases in the same geographical area that will require additional development. The properties were transferred to the Company on November 30, 1993. For financial reporting purposes, this transaction was recorded as a purchase with the Company's the properties to Benitex as the basis. As a result of the transaction, the Company acquired assets valued at $803,471 in return for 286,000 post split shares of common stock.

The Company entered into an agreement with Waste Oil Recycling Corporation
(WORC) to merge their assets into the Company in return for common stock. The merger was completed on November 30, l993. As a result of this merger, the Company acquired assets consisting of a real estate mortgage receivable in the principal amount of $500,000 and an investment as a minority stockholder in a real estate operating company which is the obligor on the mortgage receivable The Company issued 350,000 shares of post split common stock to the stockholders of WORC to effect this merger.

On December 10, 1993, the Company entered into an agreement with Benitex which provided for Benitex to acquire a minimum of 100,000 shares and a maximum of 700,000 shares of the common stock of the Company for a price of $3.00 per share. The agreement provided for the purchase to be completed by September 30, 1994. The proceeds of the sale of common stock were used primarily to acquire oil and gas prospects. Pursuant to this agreement, the Company issued 9,167 shares of common stock for $27,500 as of December 31, 1993. During 1994, the Company issued 175,000 shares of common stock for $525,000 in cash. The agreement terminated September 30, 1994.

The Company commenced oil and gas operations in December 1993. It is currently engaged in oil and gas exploration and development in Oklahoma.


COMPETITION

The business of exploring, developing, and producing oil and gas is highly competitive. The Company competes with numerous firms and other individuals in its activities, including major oil firms and other independent exploration and producing firms, many of which have substantially greater financial resources, management and technical staffs, and facilities than those of the Company.
Major and independent oil and gas companies and individuals actively bid for desirable producing properties as well as unexplored oil and gas prospects and compete for equipment, services, and labor required to explore, develop, and operate such properties. The Company faces intense competition in attempting to form exploration groups with other energy firms to provide funding to complete desired exploration, including drilling. In the opinion of the Company, the decision of a firm to participate in a proposed exploration group is based on the estimated likelihood of finding oil and gas in commercial quantities, the cost of exploration and, if warranted, development, the size of the potential reservoir, the interest to be earned by completing specified exploration or drilling or providing necessary funding, alternative opportunities for the employment of limited capital, the exploration philosophy or area of interest of potential participants, the reputation of the Company, and other factors, many of which are beyond the control of the Company.

In its efforts to acquire leases or other exploration rights in new prospect areas, the Company faces competition from major oil companies, independent oil firms, and oil and gas speculators. The ability to acquire leases or exploration rights is generally determined by the amount of cash required to obtain the property interest, the royalty or other interest reserved by the transferor, and the nature of any commitment to drill or complete other exploration.

GOVERNMENT REGULATION

The following discussion of government regulation is necessarily brief and is not intended to constitute a comprehensive discussion of the various statute rules, regulations, and governmental orders, policies, and practices which may affect operations of the Company.

STATE AND LOCAL REGULATIONS OF DRILLING AND PRODUCTION

State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds, and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, the plugging and abandoning of wells, the density of wells within a given area, and other matters. The states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

ENVIRONMENTAL REGULATIONS

The Company's activities are subject to numerous laws and regulations concerning the storage, use, and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely effect the Company's operations and the costs of doing business. It is likely that state and federal environmental laws and regulations will become more stringent in the future. Current legislative proposals to reclassify a significant portion of oil and gas production waste as "hazardous waste," would, if enacted, impose stricter disposal requirements that could have a significant impact on the operating costs of the Company and the oil and gas industry in general. This adverse impact could result in a significant number of wells becoming uneconomic. In addition, various states are considering initiatives to further regulate the disposal of materials associated with oil and gas exploration and production. In connection with the recent acquisition of producing properties in Oklahoma, the Company performed limited environmental inquiries and found no material environmental noncompliance or cleanup liabilities. The Company does not currently believe that it will be required in the near future to expend amounts that are material by reason of environmental laws and regulations.

PROPOSED ENERGY TAX

As a result of initiatives by the Clinton administration, Congress has discussed a version of an energy tax that is based on the BTU content of fossil fuels. If, as discussed, the energy tax is imposed on production at the wellhead, it may be difficult for the producer of oil or gas to pass such tax on to the oil or gas purchaser, which may reduce the economic return to producers. No prediction can be made as to whether any such energy tax will be adopted in any form.

FEDERAL AND BUREAU OF INDIAN AFFAIRS LEASES

A part of the Company's activities may be conducted under oil and gas leases issued by the Bureau of Land Management or by the Indian tribes under the supervision of the Bureau of Indian Affairs. These activities must comply with the regulations and orders which regulate several aspects of the oil and gas industry, including, but not limited to, drilling and operations on these leases and the calculation and payment of royalties to the federal government or the governing Indian tribe. Operations on Indian tribal lands must also comply with applicable requirements of the governing body of the tribe involved.

SAFETY AND HEALTH REGULATIONS

The Company must also conduct its operations in accordance with various laws and regulations concerning occupational safety and health. Currently, the Company does not foresee expending substantial amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed and amended, the Company is unable to predict what amounts may be required in the future to comply with these laws and regulations.

EMPLOYEES AND CONSULTANTS

The Company has one full time employee. In addition, the Company will engage technical consultants as independent contractors to provide specific geological, geophysical, and other professional services.

ITEM 2.  PROPERTIES

The Company's significant oil and gas properties are located in Oklahoma.

In the oil and gas industry and as used herein, the word "gross" well or acre a well or acre in which a working interest is owned; the number of gross well is the total number of wells in which a working interest is owed. A "net" well or acre is deemed to exist when the sum of fractional ownership working interest in gross wells or acres equals one. The number of new wells or acres is the sum of the fractional working interest owned in gross wells or acres.

WELLS AND ACREAGE

Shown below is a tabulation of the productive wells owned by the Company as of December 31, 1995.

                               Productive Wells


                             Gross                 Net

              Oil                2                  .6
              Gas                4                 1.0
                                --                 ---
              Total              6                 1.6

Set forth below is information respecting the developed and undeveloped acreage owned by the Company as of December 31, 1995.

                         Developed         Undeveloped
                           Acreage             Acreage


                        Gross      Net      Gross       Net
Texas                       0        0     512.33    256.17
Oklahoma                  760      207   2,441.69  2,003.92
                         ----     ----   --------  --------
 Totals                   760      207   2,954.02  2,260.09

 Set forth below is a tabulation of wells completed in the period indicated in which the Company has participated and the results thereof for each of the four years ended December 31, 1995.


                               Year Ended December 31,
- --------------------------------------------------------------------------
                     1995         1994          1993          1992
                Gross    Net  Gross   Net  Gross   Net   Gross    Net

 Exploratory:
 Dry              0        0    0      0     0       0     0      0
 Oil              0        0    0      0     0       0     0      0
 Gas              2      .50    0      0     0       0     0      0
                 --      ---   --     --    --      --    --     --
   Totals         2      .50    0      0     0       0     0      0


                                Year Ended December 31,
- ---------------------------------------------------------------------------
                     1995         1994          1993          1992
                Gross    Net  Gross   Net  Gross   Net   Gross    Net


Development:
Dry               2      .75    0      0     0       0     0      0
Oil               1      .08    2    .16     0       0     0      0
Gas               0        0    0      0     0       0     0      0
                 --      ---   --     --    --      --    --     --
Totals            3      .83    2     16     0       0     0      0

PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain production information for all proper in which the Company had an interest during the periods indicated.

                                      Year Ended December 31,

                                    1995       1994     1993
Average net daily production:
  Oil (BBLS)                       23.04      22.68    16.48
  Gas (MCF)                        85.26     113.27   107.94
   Equivalent barrels
      of oil                       14.21      18.88    17.99

Average sales Price:
  Oil ($ per BBL)               $  18.64  $  16.69  $  13.85

Gas ($ per MCF)                 $   1.07  $   1.45  $   2.05
  Equivalent barrel
      of oil                    $   6.42  $   9.85  $  13.08

The average production cost per barrel of oil, which includes lifting cost (electricity, fuel, water,

disposal, repairs, maintenance, pumper, transportation, and similar items), and production taxes, were $8.90 for 1995.

The oil from the Company's producing wells is sold to one of a variety of unaffiliated purchasers. The sale of oil is subject to price adjustments, production curtailments, and similar provisions in oil purchase contracts, and the sale of oil is subject to general economic and political conditions affecting the production and price of crude oil and natural gas.

As of December 31, 1995, the Company owned working interests in oil and gas producing properties and undeveloped leases located in Oklahoma. The following is a table of the properties, working interest percent and type of production.

Name and Location            Working             Producing
                             Interest              Wells
                             Per cent           Oil     Gas



Bivin #1-26                  0.27851600         X        X
Lincoln County, Oklahoma

Ruby-Carpenter #1-23         0.32971167         X        X
Lincoln County, Oklahoma

Payne #2-26                  0.2875000          X
Lincoln County, Oklahoma

Clara Jane #1                0.22500000         X        X
Noble County, Oklahoma

Warner #1                    0.2500000                   X
Noble County, Oklahoma

Billings State #1            0.2500000                   X
Noble County, Oklahoma

EXECUTIVE OFFICES

The Company's principal executive offices are located at 580 Decker Drive, Irving, Texas 75016. The office space is within the offices leased by Las Colinas Oil Corp. (Las Colinas), a related party. Las Colinas provides the Company office space, supplies, office equipment, etc for a monthly fee in the amount of $750. The directors and executive officers of the Company also se as the directors, executive officers and employees of Las Colinas.


ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during 1995.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The common stock of the Company is traded in the over-the-counter market and has been in the National Quotation Bureau's "pink sheets" since March 21, 1986. Initially, the trading symbol was SURL. The symbol was changed to SRAY in May, 1994. It is quoted on the electronic "Bulletin Board" inter-dealer quote system.

No dividends have been paid on the common stock, and the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                            YEARS ENDED DECEMBER 31



                          1995          1994        1993        1992       1991
STATEMENT OF
 OPERATIONS DATA:

Total Revenue           $  132,356  $  235,958  $   19,069  $   71,674  $     17
Net Loss                $ (528,694) $ (459,286) $  (22,039) $ (283,097) $ (7,019)
Net Loss per share      $     (.61) $     (.62) $     (.23) $    (6.89) $   (.46)
Weighted average number
 of shares outstanding     861,280     741,021      96,196      41,113    15,266
Cash dividends declared        -0-         -0-         -0-         -0-       -0-

BALANCE SHEET DATA:

Working Capital         $  423,664  $   23,065  $  (14,318)        -0-  $ 19,622
 Total Assets           $1,332,934  $1,875,611  $1,836,451         -0-  $ 25,216
Long Term Debt                 -0-         -0-         -0-         -0-       -0-
Stockholders' Equity
 (Deficit)              $1,328,634  $1,858,916  $1,793,202  $  (25,730) $ 19,622


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

GENERAL

The following discussion provides information on the results of operations for the three years ended December 31, 1995 and the financial condition and financial resources as of December 31, 1995, 1994 and 1993. The financial statements including the notes thereto should be referred to in conjunction this discussion.

Profitability of the operations of the Company in any accounting period is directly related to realized prices of oil and/or gas sold, the volume of oil and gas produced and the results of exploration and development activities. Company utilizes the successful efforts method of accounting for exploration development and production of oil and gas reserves, whereby all non-production costs and expenses are incurred. All productive costs are capitalized and amortized as depletion and depreciation using the units of production method
The basis of the units of production method are reservoir studies performed engineers who use current production, economic life and knowledge of the area where production exists, among other factors, to derive and estimate the volume of the recoverable reserves. Reservoir studies are performed annually and rates of depletion and/or depreciation are adjusted as necessary. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing factors, among others.

Oil and gas accounting methods utilized by the company limits the amount of costs which the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred taxes, exceed the discounted future net revenues of proved oil and gas reserves, plus the lower of costs or fair market value of un-evaluated properties, net of Federal income tax. This limitation on capitalized costs of oil and gas properties is generally referred to as the "Ceiling Test Limitation". As a result of this limitation, the Company recorded a valuation allowance at December 31, 1995 of -0-, December 31, 1994 of $179,244, December 31, 1993 of -0-.

RESULTS OF OPERATIONS

The Company participated with a non-affiliated oil company in drilling an exploratory well in Texas. The Company owned a 50% interest in the venture.
The drilling was completed in the first quarter of the year. The well could not be economically produced and was abandoned.

On August 1, 1995, the Company sold ten producing wells in order to raise cash to meet obligations (see Liquidity and Capital Resources). The wells sold represented virtually all of the oil and gas production of the Company at the time of the sale. Production of the wells retained by the Company is minimal.


The Company acquired an interest in one oil well and one gas well that was drilled during the fourth quarter of the year. The gas well is completed, but production is delayed until transmission line is completed.

The Company sold a lease to an unaffiliated oil exploration company. Under terms of the sale agreement, the Company retained a 25% reversionary interesy after the exploration company recovers its drilling, completion and operating costs.

The Company suffered a loss of $528,694. The Company lost $238,989 in the sale of properties, a loss in the mortgage settlement of $31,975, both of which are one time charges. In addition, the dry hole costs were $135,132, which are due to the West Texas venture. Management of the Company is examining various alternatives in order to decrease overhead costs.

The sales from oil and gas decreased from $198,175 in 1994 to $103,541 in 1995 as a result of the sale of oil and gas properties that occurred August 14, 1995. Total operating expense decreased from $695,244 in 1994 to $390,086 in 1995. This reduction was made up of $58,359 in lease operating- related party and 360,293 reduction in depreciation and depletion due to the aforementioned sale. This was partially offset by the increase in dry hole costs of $53,244 from West Texas venture and increase in general and administrative of $71,220 from wages, consultants and office expense. The general and administrative related-party expense decreased by $10,938 as a result of lower fees for rent and other services.

The Company engaged in a segment of the oil business that requires a virtual continuous drilling program. The Company utilizes the knowledge and experience of Management, along with outside consultants, in determining the geographic areas and depth of the wells, which are primary economic considerations. The wells in which the Company attempts to acquire an interest are normally considered shallow, but usually are lower risk due to lower costs than those drilled to greater depths. Deeper wells are more costly and, therefore, present greater risks.

The Company intends to utilize the cash received from the mortgage pay off to acquire interests in several wells to be drilled during the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company engaged in drilling a well as a 50% partner with an unrelated oil company. The well could not be economically produced and was abandoned. The cost of this well to the Company exceeded cash reserves. In addition, revenue from existing production showed decline causing an increase in current payables.

Management of the Company decided to sell properties in order to have sufficient cash to meet Company current obligations.

On August 14, 1995, the Company sold virtually all of its producing properties to Paul B. McCully, Vice President of the Company, for $225,000. The properties were subsequently sold to the Paul B. McCully 1995-A Energy Acquisition and Development Program, a limited partnership in which the general partner is Paul
B. McCully.

The Company used the economic value of the wells in the reserve report prepared by an independent engineering firm dated January 1, 1995 to arrive at an equitable value for the transaction. The sales price was determined by adjusting those stated values by a factor representing the time difference of money to arrive at fair market value. Because of the relationship between the Company and Mr. McCully, this transaction could not be considered to be a result of arm's length negotiations. However, the terms of the transaction were approved by a majority of the disinterested members of the board of directors and, in the opinion of management of the Company, are as favorable to the Company as could be obtained in arm's length transactions. Further, management believes that the method of determining fair market value used in this transaction is an industry accepted method in these types of transactions. The Company recognized a loss from this transaction of $238,989 in 1995.

Proceeds from the sale were used to pay creditors and provide cash for drill additional wells and administrative costs.

In October 1995, the Company was informed by the management of Great Western Asset Group ("GWAG") that they had an opportunity to sell the office building on which the Company held a second mortgage. Their acceptance of the offer was partially contingent on the Company's willingness to accept a reduction in the principal and interest due. Management of the Company sought the advise of financial consultants to ascertain a current value of the mortgage. After negotiations with GWAG management, the Company agreed to accept $422,675 as settlement of the amount due. This transaction resulted in a loss to the Company of $31,975.

The Company received the funds in December 1995. All creditors have been paid. The Company intends to use the excess funds for drilling oil and gas prospects.

INFLATION

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. The Company's oil exploration and production activities are generally affected by prevailing prices for oil, however. (See ITEM 1. BUSINESS.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data included in this report are contained in ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the name, age and position of each executive officer and director of the Company who served during the year ended December 31, 1995.



NAME                 AGE      POSITION(S)        TERM BEGAN        TERMINATED


Michael P. O'Brien    41     President/Director    1993               N/A
Paul B. McCully       65     Vice President/       1993         January 3, 1996
                               Director
S. Randell Wyatt      37     Secretary/Treasurer   1993               N/A
                               & Director

All directors of the Company serve for one year and/or until their respective successors are elected and qualified. Executive officers serve at the pleasure of the board of directors.

MICHAEL P. O'BRIEN, age 41, has been involved with the oil and gas industry for 20 years. He served as Vice President Land for a large independent oil and gas company where he was employed from 1974 to 1988. He is currently on the board of directors and serves as an officer in two companies relating to drilling, exploration, production and operating, including Las Colinas Oil Corp., where he has been employed since 1988 (See ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). He has completed courses with the Institute for Energy Development, an extension of the University of Oklahoma, and is currently classified as a Registered Land Professional with the American Association of Petroleum Landmen.

PAUL B. MCCULLY, age 65, is chairman of Las Colinas Oil Corp., an oil and gas exploration and production firm, where he has been employed since 1988 (See
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In 1961, Mr. McCully founded Will-Mc Oil Corp., which was engaged in exploration and production of oil and gas. He was president of Will-Mc Oil Corp. from 1963 to 1988, incluing the period following the sale of the company in 1986 to Harbert Energy, Birmingham, Alabama. Mr McCully received a B.S. degree in Petroleum Enginee in 1952 from Texas Tech University. Mr. McCully resigned January 3, 1996.

S. RANDELL WYATT, age 37, has been employed in the oil and gas industry since 1982. He worked in the Land Department of an independent oil and gas company where he was responsible for negotiating and preparing contracts and agreements, oil and gas leases, title examinations and administrating prospects from inception to the pipeline. He was previously employed by Las Colinas Oil Corp. and was responsible for various accounting functions, insurance matters, preparation of contracts and agreements, title examinations for land acquisition and revenue set ups for producing wells (See ITEM 13, CERTAIN RELATIONSHIPS RELATED TRANSACTIONS).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director officer, beneficial owner of more than 10% of any class of equity securities the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file on a timely basis reports required by Section 16 of the Exchange Act for the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of cash compensation paid to the President during the last fiscal year. None of the Company's other executive officers received total compensation in excess of $100,000.

                     Year Ended
                     December 31        Title          Compensation

Michael P. O'Brien    1995               Pres/Dir       $13,961
                      1994                                  -0-
                      1993                                  -0-

Paul B. McCully resigned as an officer and director of the Company on January 3, 1996. The Board of Directors approved issuing 25,000 shares of common stock of the Company to Mr. McCully as compensation for prior service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following tables set forth as of December 31, 1995, the number of shares of the Company's outstanding Common Stock owned of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the Company's 861,280 shares of Common Stock outstanding, and the name and shareholdings of each officer, director, and all officers and directors as a group.

NAME OF PERSON
OR GROUP                     OWNERSHIP      SHARES         PERCENT


Principal Shareholders
 Wellshire Securities, Inc.  Direct        405,483          47.08%
 D. B. Brown Family Trust    Direct         58,335           6.77%
 Serliana A. G.              Direct         73,509           8.53%
 Officers & Directors        None


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Officers and Directors, Michael P. O'Brien and Paul B. McCully are officers directors and employees of Las Colinas Oil Corp (Las Colinas). The Company occupies office space within the offices leased by Las Colinas and utilizes space, supplies, office equipment, etc. Las Colinas has agreed to supply the services for a monthly fee. The Company paid $19,000 to Las Colinas under the agreement in the year ended December 31, 1995. The amounts paid were as follows: January through April was $2,500 per month, May through July was $1,750 per month and August through December was $750 per month.


Las Colinas Oil Corp. is the operator for certain oil and gas properties in which the Company owns a working interest. As the operator, Las Colinas charges a fee for services and pays the expenses incidental to the wells. These expenses including the service fees are billed to the Company on a monthly basis. Las Colinas also collects and disburses a portion of oil & gas revenues for the Company, and at December 31, 1995, the balance owed to the Company w $10,144. Las Colinas may also own a working interest in the same properties the Company.

The Company also owns an interest in certain oil and gas properties which are operated by operators other than Las Colinas Oil Corp. In these instances the direct charges to the wells are similar to those charges by Las Colinas Oil Corp. Revenue is distributed either direct from the first purchaser to the Company or through the operator to the Company.

The oil and gas prospects and producing properties owned by the Company were acquired from Las Colinas Oil Corp.

On August 14, 1995 the Company sold the producing properties to an officer/director for $225,000. This transaction resulted in a loss to the Company of $252,231. The Company used the economic value of the wells in the reserve report prepared by an independent engineering firm dated January 1, 1995 to arrive at an equitable value for the transaction. The sales price was determined by adjusting those stated values by a factor representing the time difference of money to arrive at fair market value. Because of the relationship between the Company and the Officer/Director, this transaction could not be considered to be a result of arm's length negotiations. However, the terms of the transaction were approved by a majority of the disinterested members of the board of directors and, in the opinion of management of the Company, are as favorable to the Company as could be obtained in arm's length transactions. Further, management believes that the method of determining fair market value used in this transaction is an industry accepted method in these types of transactions.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:

(1) Financial Statements                                         Page

         Report of independent auditor                           F-1

         Balance Sheets as of December 31, 1995 and 1994         F-2

         Statements of Operations for the years
         ended December 31, 1995, 1994 and 1993                  F-3

         Statements of Stockholders' Equity as of
         December 31, 1995, 1994 and 1993                        F-4

         Statements of Cash Flow for the years
         ended December 31, 1995, 1994 and 1993             F-5 - F-6

         Notes to Financial Statements                      F-7 - F-13


Schedules other than those listed above are omitted because of the absence o conditions which they are required or because the information is shown in th financial statements.

B.  Reports on Form 8-K filed during the last quarter of fiscal 1994:

None

C.  EXHIBITS

The following exhibits are included as part of this report (see exhibit inde separate exhibit volume):

             SEC
Exhibit  Reference  Title of Document                             Location
   No.       No.
Item 2.             Acquisition Agreement between Sunray           Incorporated
2.01          2     Minerals, Inc. and Waste Oil Recycling, Inc.,  (3) by
                    entered into as of November 30, 1993           reference

2.02          2     Articles of Merger of Waste Oil Recycling      Incorporated
                    Corp. into Sunray Minerals, Inc., and related  (3) by
                    Plan of Merger                                 reference

Item 3.                                                            Incorporated
3.01          3     Articles of Incorporation                      (1) by
                                                                   reference

3.02          3     Amendment to Articles of Incorporation         Incorporated
                                                                   (1)
                                                                   by reference

3.03          3     Certificate of Amendment to Articles           Incorporated
                    of Incorporation                               (2)
                                                                   by Reference

3.04          3     Bylaws                                         Incorporated
                                                                   (1)
                                                                   by Reference
Item 10.            Material Contracts
10.01        10     Asset Acquisition Agreement between Sunray     Incorporated
                    Minerals, Inc. and Benitex, A.G. entered into  (3)
                    as of November 30, 1993                        by Reference
10.02
             10     Stock Purchase Acquisition Agreement between   Incorporated
                    Sunray Minerals, Inc. and Benitex, A.G.,       (3) by
                    entered into as of December 10, 1993           Reference


(1) Incorporated by reference from the Registrant's registration statement on form S-18 filed with the Commission, SEC file number 33-509-D.
(2) Incorporated by reference from the Registrant's annual report on form 10-k for the fiscal year ended December 31, 1991.
(3) Incorporated by reference from Registrant's annual report on form 10-K for the fiscal year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed its behalf by the undersigned, thereto duly authorized.

                                       SUNRAY MINERALS, INC.



Date: August 23, 1996                  /s/Michael P. O'Brien, President
                                          and Director




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities and on the dates indicated.


Date: August 23, 1996                  /s/ Michael P. O'Brien, President
                                           and Director


Date: August 23, 1996                  /s/ S. Randell Wyatt, Secretary/
                                           Treasurer and Director



                               J. S. OSBORN, P.C.
                          Certified Public Accountants
                         17430 Campbell Road, Suite 114
                              Dallas, Texas 75252
                         214-735-0033  Fax 214-735-0035




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Sunray Minerals, Inc.
Irving, Texas

We have audited the accompanying balance sheets of Sunray Minerals, Inc. (a Nevada corporation) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunray Minerals, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash for for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



J. S. Osborn, P.C.
Dallas, Texas
May 6, 1996
                             SUNRAY MINERALS, INC.
                                 BALANCE SHEET
                           December 31, 1995 and 1994



                                  ASSETS
                                -----------



                                             1995                1994
                                       ------------------------------
CURRENT ASSETS:
  Cash                                $   415,809         $     4,003
  Account receivable-Trade                  2,125              17,151
  Accounts receivable-Related party        10,144              10,167
  Interest receivable                         114              11,105
                                      -----------         -----------

   Total Current Assets                   428,192              42,426

PROPERTY AND EQUIPMENT:
  Oil and gas properties                  486,000           1,277,887
  Less: Accumulated depreciation,
  depletion and amortization              (91,030)           (402,035)
                                       ----------          ----------

   Total Property & Equipment             394,970             875,852

OTHER ASSETS:
  Restricted common stock                 510,000             510,000
  Mortgage note receivable                      0             445,972
                                       ----------          ----------
   Total Other Assets                 $   510,000             955,972
                                       ----------          ----------
TOTAL ASSETS                          $ 1,333,162         $ 1,874,250
                                      ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $     2,810         $    16,220
  Payroll taxes payable               $     1,490                 474
                                       ----------          ----------
    Total Current Liabilities               4,300              16,694

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value;
   10,000,000 Shares authorized,
   no shares issued                             0                   0
  Common stock, $0.01 par value,
   20,000,000 shares authorized;
   861,280 shares issued and
   outstanding at December 31, 1995
   and 1994                                 8,613               8,613
  Additional paid-in capital            2,956,803           2,956,803
  Accumulated deficit                  (1,636,554)         (1,107,860)
                                       ----------          ----------
   Total Stockholders' Equity           1,328,862           1,857,556
                                       ==========          ==========


Total Liabilities & Stockholders'
 Equity                                $1,333,162          $1,874,250
                                       ==========          ==========


                           SUNRAY MINERALS, INC.
                         STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                          1995          1994        1993
    ------------------------------------------------------------------


REVENUE:
  Sales from oil and gas            $   103,541   $  198,175   $       0
  Sales from oil and gas-
   related party                              0            0      11,494
  Interest                               28,624       34,503       7,575
  Other income                              191        1,920           0
                                     ----------   ----------   ---------
 Total Revenue                          132,356      234,598      19,069

OPERATING EXPENSE:
  Lease operating                            73            0           0
  Lease operating-related party          59,375      117,734       8,249
  Depreciation and depletion             35,792      396,085       5,951
  Dry hole costs                        135,132       81,888           0
  Interest                                    0          105           0
  General and administrative            139,083       67,863      24,057
  General and administrative-
   related party                         20,631       31,569       2,851
                                     ----------   ----------   ---------
 Total Operating Expense                390,086      695,244      41,108

OTHER INCOME AND EXPENSE:
  Loss on sale of property              238,989            0           0
  Loss on mortage note receivable        31,975            0           0
                                     ----------   ----------   ---------

 Total Other Income and Expense         270,964            0           0
                                     ----------   ----------   ---------
NET INCOME (LOSS)                   $  (528,694)  $ (460,646)  $ (22,039)

Weighted average shares outstanding     861,280      741,021      96,196
                                     ==========    =========   =========

EARNING (LOSS) PER SHARE:
Earning (loss) per share            $     (0.61)  $    (0.62)  $   (0.23)


                            SUNRAY MINERALS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       December 31, 1995, 1994, and 1993

                                      1995                     1994                   1993
- -------------------------------------------------------------------------------------------------
                                 Shares      Amount      Shares      Amount    Shares      Amount
PREFERRED STOCK:
 Balance at beginning of year         0  $        0           0  $        0         0  $        0
                                 ------     -------     -------     -------    ------   ---------
 Balance at end of year               0  $        0           0  $        0         0  $        0


COMMON STOCK:
  Balance at beginning of year  861,280  $    8,613     686,280  $    6,863    41,113  $      411
  Issuance of stock                                     175,000       1,750   645,167       6,452
                                -------    --------     -------  ----------   -------   ---------
  Balance at end of year        861,280  $    8,613     861,280  $    8,613   686,280  $    6,863

ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year           $2,956,803              $2,433,553            $  599,034
  Issuance of stock                                                 523,250             1,834,519
    Balance at end of year               $2,956,803             $ 2,956,803            $2,433,553


ACCUMULATED DEFICIT:
  Balance at beginning of year          $(1,107,860)            $  (647,214)           $ (625,175)
  Net loss                                 (528,694)               (460,646)              (22,039
                                          ---------               ---------             ---------
  Balance at end of year                $(1,636,554)            $(1,107,860)           $ (647,214)
                                          ---------               ---------             ---------


TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                        $ 1,328,862             $ 1,857,556            $1,793,202

                             SUNRAY MINERALS, INC.
                           STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1995, 1994, and 1993


                                                 1995          1994        1993
          ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $(528,694)  $(460,646)  $ (22,039)
 Adjustments to reconcile net loss to
  net cash (used) by operating
  activities:
  Depreciation and depletion                   35,791     396,084       5,951
  Unrealized loss on marketable securities          0           0           0
  Issuance of stock for services                    0           0           0
  Loss on sale of properties                  220,091           0           0
  Loss on sale of mortgage note principal      23,297           0           0
 Changes in working capital:
  (Increase) decrease in
  Accounts receivable                          15,026     (17,151)          0
  Accounts receivable-related party                23       1,326     (11,493)
  Interest receivable                          10,991      (3,530)     (7,575)
 Increase (decrease) in:
  Accounts payable                            (13,410)    (10,742)     12,268
  Accounts payable-related party                    0     (16,287)      6,766
  Payroll taxes payable                         1,016         474           0
NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES                     (235,869)   (110,472)    (16,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of properties                          0    (474,416)          0
 Sale of properties                           225,000           0           0
 Collection of Note Receivable                422,675      54,028           0
                                             --------    --------    --------

NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES:                      647,675   (420,388)           0
                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of stock                                  0    525,000       27,500
                                             --------    --------    --------
NET CASH PROVIDED
BY FINANCING ACTIVITIES:                            0    525,000       27,500

NET INCREASE (DECREASE) IN CASH:              411,806     (5,860)      11,378

CASH AT BEGINNING OF YEAR                       4,003      9,863       (1,515)
                                            ---------   --------     --------
CASH AT END OF YEAR                         $ 415,809  $   4,003     $  9,863
                                            =========  =========     ========

See accompanying notes.

                             SUNRAY MINERALS, INC.
                           STATEMENTS OF CASH FLOWS
             For The Years Ended December 31, 1995, 1994, and 1993


                          SUPPLEMENTAL DISCLOSURE OF
                          --------------------------

                  CASH FLOW AND NON-CASH INVESTING ACTIVITIES
                  -------------------------------------------

                                                1995         1994        1993
          ---------------------------------------------------------------------
CASH FLOW INFORMATION:
 Interest paid                              $       0  $     105   $        0
 Income taxes paid                                  0          0            0

NON-CASH INVESTING ACTIVITIES:
 Common stock issued for:
  Property and equipment                    $       0  $       0   $  803,471
  Restricted common stock                           0          0      510,000
  Mortgage note receivable                          0          0      500,000
                                            ---------   --------     --------
   Total                                    $       0  $       0   $1,813,471
                                            =========  =========    =========

                             SUNRAY MINERALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1995 and 1994


Note A - Nature of Business and Summary of Significant Accounting Policies:


History:

The Company was organized August 22, 1985, as a Nevada corporation under the name Tarragon Corporation for the purpose of seeking, investigating, and, if such investigation warrants, acquiring an interest in potential business opportunities. The Company's name was changed to Sunray Minerals, Inc. on December 31, 1991. The Company has not paid a dividend to its investors.

The Company reverse split its issued  and outstanding common stock  on the
basis of 1:100 for shareholders of record November 30, 1993.   This action
reduced the outstanding common shares from 4,111,319 to 41,113.

The Company entered into an agreement with Waste Oil Recycling Corporation to merge their assets into the Company in return for the Company's common stock. The merger was completed November 30, 1993.

The Company entered into an agreement with Benitex, A.G. to acquire working interests in producing and nonproducing oil and gas wells plus undeveloped oil and gas leases located in Oklahoma. The Company exchanged its stock for the properties. This exchange was completed on December 1, 1993.

The Company commenced oil and gas operations in December 1993.

During 1995 the Company sold most of its producing properties.

Basis of Accounting:

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the preiod in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risks:

The Company places its cash investments in high credit quality instruments and, by policy, limits the amount of credit exposure to any one financial institution.

Earnings (Loss) per Common Share:

Earnings (loss) applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

Property and Equipment:

The Company follows the successful efforts method of accounting for exploration, development and production of oil and gas reserves, whereby all productive costs are capitalized and unproductive costs are expensed in the
year incurred.   Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells and other test wells that do not find proved reserves are charged to expense. Costs of development wells or other successful wells are capialized and depleted using the units of production method based on total proved reserves applicable to each property. Costs of unproved properties are assessed periodically, and loss recognized if
the properties are impaired.   Estimates of oil and gas reserves were prepared
by a related party engineer.   Net capitalized costs  of oil and gas properties
are subject to a ceiling test. For ceiling test purposes, the Company compares its undiscounted standardized measure of future net cash flows from estimated production to net oil and gas properties. There were charges to depletion in the amounts of $179,244, relating to ceiling test limitations in 1994. The Company has working interests in developed and undeveloped leases located in Texas and Oklahoma. Most of these leases are operated by an affiliate.


Upon sale or retirement of depreciable or depletable proeprty, the cost and related accumulated depreciation, depletion and amortization are removed and gain or loss is recognized. Renewals and replacements that improve or extend the useful life of existing properties are capitalized.

Depletion and Depreciation:

The Company will deplete its cost in the leases and related equipment on a lease by lease basis using the units of production method based upon the amount of production in relation to its estimated reserves as determined by current engineering studies.

Oil and Gas Revenues:

Sales from oil and gas are accrued in the month of actual production.

Income Tax:

The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (AMT) system. No provision for income taxes has been made due to the Company having an accumulated net operating loss.


The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993.


Note B - Property and Equipment:

Property and Equipment at cost, are summarized as follows:

                                                       1995          1994
                                                      ------        ------

Oil and gas properties, successful
 efforts method:
Producing leasehold costs                          $  74,229     $ 783,867
Nonproducing leasehold costs                         315,722       346,405
Intangible development costs                          84,965        63,331
Lease and well equipment                              11,084        84,284
                                                   ---------     ---------
                                                   $ 486,000    $1,277,887

Less accumulated depreciation and depletion           91,030       402,035
                                                   ---------     ---------
                                                   $ 394,970    $  875,852


Costs incurred in oil and gas property acquisition, exploration and development activities:


                                                 1995       1994      1993

Acquisition costs                           $  10,001  $ 400,648  $ 803,471
Exploration costs                             101,820          0          0
Development costs                              21,358     73,768          0



Note C - Investment in Restricted Common Stock:

The Company has recorded as an Other Asset an investment in 85,000 shares of Great Western Asset Group, Inc. This investment was one of the assets acquired as a result of the merger with Waste Oil Recycling Corp. Great Western Asset Group, Inc., located in Mesa, Arizona, owns, manages and invests in property and unimproved real estate in the southwestern United States. These shares are held as restricted shares and cannot currently be sold or otherwise transferred. These shares are accounted for using the cost method.

Note D - Mortgage Note Receivable:

The Company recorded as an Other Asset a mortgage note receivable in the amount of $445,972 in 1994. The mortgage provided for interest at a rate of 7% annually whereby only interest payments were made on an annual basis. The Company held a subordinated position collateralized by a deed of trust and assignment of rents for an office building located in Mesa, Arizona. Interest income in the amount of$11,105 was accrued as of December 31, 1994. The building was sold in 1995 and the Company accepted $422,675 as payment in full of this obligation. The Company recorded a loss in the amount of $31,975 as a result of this transaction.

Note E - Common Stock:

The Company on November 10, 1993 effected a 1 for 100 reverse stock stplit for shareholders of record on November 30, 1993. The Company issued 175,000 shares for cash and 745,167 shares for assets in 1994 and 1993, respectively.

Note F - Income Taxes:

The Company has net operating loss carryforwards totaling $651,334 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely thannot that all or a portion of the net operating loss will not be recognized and any valuation allowance would reduce the benefit to zero.

Note G - Related Party Transactions:

The Company's officers and directors are officers, directors and employees of Las Colinas Oil Corp. (Las Colinas). The Company occupies office space within the offices leased by Las Colinas and utilizes their personnel, supplies and office equipment. Las Colinas agreed to supply these services for a fixed
monthly fee.   During 1995,1994 and 1993 the Company recorded $19,000, $30,000 and $4,793 respectively as an expense under this agreement.

Las Colinas is the Operator for certain oil & gas properties in which the Company owns a working interest. As the operator, Las Colinas charges a fee for services and pays the expenses incidental to the leases. These expenses including the service fees are billed to the Company on a monthly basis. Las Colinas also collects and disburses oil & gas revenues for certain properties of the Company. The balance owed to the Company for oil & gas revenues was $10,144 and $10,167 at December 31, 1995 and 1994 respectively. Las Colinas may also own a working interest in the same properties as the Company.

In 1994 the Company issued 175,000 shares of common stock to Benitex, A.G. for cash $525,000. These funds were used primarily to purchase nonproducing properties from Las Colinas. The value of these properties was determined by actual costs to Las Colinas or independent third party appraisals.

During 1995 the Company sold to an affiliate the majority of its existing producing properties for $225,000 cash. The sales price was calculated using a discounted net present value based upon an independent reserve appraisal. The sale of these properties resulted in a net loss to the Company in the amount of $238,989.

Note H - Subsequent Events (unaudited):

During the first quarter of 1996 a director of the Company resigned and the Company agreed to issue 25,000 shares of its common stock as compensation for prior service.

Note I - Supplemental information about oil & gas activities (unaudited):


                                  1995                1994                 1993

                              Oil       Gas        Oil        Gas       Oil       Gas
                              BBL       MCF        BBL        MCF       BBL       MCF
Beginning Period           38,004   108,643     84,264    593,559         0         0

Revision of previous
estimates                   4,777   155,907    (45,159)  (445,497)        0         0

Additions                   5,617         0      7,718      1,935    84,762   596,641

Dispositions             (39,231)  (129,254)         0          0         0         0

Production                (4,847)   (17,966)    (8,279)   (41,344)     (498)   (3,042)
                         -------   --------    -------   --------   -------    ------
End of Period              4,320    117,330     38,004    108,653    84,264   593,599
                         =======   ========    =======    =======   =======   =======

Following are the standard measures of discounted future net cash flows and changes therein relating to proved oil and gas reserves as of December
31, 1995, 1994 and 1993:



                                 1995               1994                 1993
                              -----------------------------------------------


Future cash flows          $   162,122       $   933,100           $2,521,860
Future production costs        (75,794)         (476,090)            (604,590)
                                     0                 0                    0
                            ----------       -----------        -------------

Future net cash flows           86,328           457,010            1,917,270
10% annual discount
 for estimates timing
 of cash flows                 (33,567)         (148,200)            (843,220)
                            ----------       -----------        -------------

Standard measure of
 discounted future
 net cash flows            $    52,761      $   308,810           $ 1,074,050
                            ==========       ==========          ============

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

Standardized measure of
 discounted future net
 cash flows - beginning
 of year                   $  308,810       $ 1,075,050           $         0

Sales of oil and gas
 produced, net of
 production costs             (44,093)          (80,441)               (3,245)

Extensions, discoveries
 and improved recovery
 less related costs                 0                 0               216,530

Revisions of previous
 quantity estimates            13,044        (1,168,489)                    0

Purchase of reserves
 in place                           0                 0                     0

Sales of reserves
 in place                    (225,000)                0                     0

Accretion of discount               0             9,274                57,294
                              -------        ----------              --------

Standardized measure
 of discounted future
 net cash flows - end
 of year                  $    52,761      $   308,810            $ 1,074,050