Form 10-K/A
period 1995-12-31
SUNRAY MINERALS INC
filed 1996-11-01
CIK 778701

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D C 20549

                                   FORM 10-K/A

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

The registrant hereby amends its annual report on Form 10-KSB in order to electronically file its financial data schedule for such report.

SIGNATURES


 Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SUNRAY MINERALS, INC.


Date: October 31, 1996               /s/Michael P. O'Brien, President
                                          and Director