Form 10-Q
period 1996-03-31
SUNRAY MINERALS INC
filed 1997-04-07
CIK 778701

UNITED STATES SECURITIES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D C 20549

                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED 3/31/96.


             Commission File Number :        33 - 509 - D

                         SUNRAY MINERALS, INC.
        (Exact name of registrant as specified in its charter)

            Nevada                                88 - 0210772
   (State or other jurisdiction of                (IRS Employer

   incorporation or organization)            identification number)

   P.O. Box 814653, Dallas, Texas                     75381
   (Address of principal executive offices)        (Zip Code)

                             972/650-1612
         (Registrant's telephone number, including area code)




                                  N/A
    (Former name, former address and former fiscal year, if changed from last report)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of September 30, 1995, there were 886,280 shares of common stock issued and outstanding.

   PART I

   ITEM 1, FINANCIAL STATEMENTS



   Sunray Minerals, Inc. (the Registrant) files herewith the unaudited financial statements for March 31, 1996 and the three months then ended presented with the audited financial statements for December 31, 1995 and the year then ended. In the opinion of management of the Registrant, the financial statements with the accompanying notes reflect adjustments necessary to present fairly the financial condition of the Registrant for the periods stated.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

   The Company suffered a loss of $54,917 during the quarter ended March 31, 1996. The loss includes the write off of $26,303 in leased properties that the Company did not renew. The Company has not attained a revenue stream sufficient to cover the general and administrative expenses necessary to maintain operations. Management of the Company is exploring various plans designed to increase revenue and/or reduce overhead costs.

   A pipeline to a gas well, which was drilled in late 1995 and in which the Company has a 23.12% interest, was completed in February 1996. A gas sales contract has been signed, and the Company began receiving revenue from this well commencing in March 1996. The well produced approximately 78,000 cubic feet of gas per day in March.



   The Company purchased a working interest in two re-entry projects during the quarter. These prospects were acquired on a turnkey basis from Las Colinas Oil Company, an affiliated company. One of the prospects, a gas well, was completed in March 1996 and tested at 204,000 cubic feet of production per day. The Company has a 25% working interest in this well. A gas sales contract has been negotiated, however, a pipeline to the well, the obligation of the purchaser, is not expected to be completed until June 1996. If the pipeline is completed as scheduled, the Company will begin to receive revenue from this well in August 1996. Work on the second re-entry project in which the Company has a 37.5% working interest is in progress, therefore, the level of success cannot be determined at this time.

   Management of the Company plans to continue an exploration drilling program. To the extent possible, the Company will continue to acquire fractional interests in many wells drilled to a relatively shallow depth in order to maximize the chances for success while minimizing the relative cost.

   PART II

   ITEM 1.  LEGAL PROCEEDINGS

   There are no material legal proceedings involving the Company, nor any of the officers and directors in their capacity with the Company.


   ITEM 2.  CHANGES IN SECURITIES

   The Company issued 25,000 shares of common stock to Paul B.
   McCully, former Vice President and Director. After issuance of these shares, the Company has 886,280 shares of common stock outstanding.

   ITEM 3.  DEFAULTS ON SENIOR SECURITIES

   None

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITIES
   HOLDERS

   None

   ITEM 5.  OTHER INFORMATION

   Paul B. McCully, Director and Vice President resigned his position with the Company effective January 3, 1996. Mr. McCully's resignation was not the result of any conflicts with the Company, nor management. The Board of Directors authorized the issuance of 25,000 shares of common stock of the Company as payment for prior services rendered.

   Management of the Company is seeking a suitable replacement for the vacated position.

   ITEM 6.  EXHIBITS INCLUDED IN THIS FILING

     FINANCIAL STATEMENTS FOR MARCH 31, 1996
      (UNAUDITED) AND DECEMBER 31, 1995

     EX-27  FINANCIAL DATA SCHEDULE, MARCH  30,1996



   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  March 12, 1997         SUNRAY MINERALS, INC.
                                 By /s/ Michael P. O'Brien,
   President/Director





                         SUNRAY MINERALS, INC.
                             BALANCE SHEET
           MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                       THREE
                                      MONTHS      YEAR ENDED
                                       ENDED        DECEMBER
                                     MARCH 31,      1, 1995
                                       1996
                                    (UNAUDITED)
                             ASSETS
   CURRENT ASSETS:
    Cash                            $  274,790   $   415,809
    Accounts receivable                    874         2,125
    Account receivable - Related         2,044        10,144
    party
    Interest receivable                                  114

      Total Current Assets             277,708       428,192


   PROPERTY AND EQUIPMENT:
    Oil & gas properties               580,456       486,000
    Less: Accumulated
     depreciation, depletion and       (93,280)      (91,030)
     amortization




      Total Property & Equipment       487,176       394,970


   OTHER ASSETS:
    Restricted common stock            510,000       510,000

   TOTAL ASSETS                     $1,274,884   $ 1,333,162



              LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
    Accounts payable                $      215   $     2,810
    Payroll taxes payable                  474         1,490

      Total Current Liabilities            689         4,300

   STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par
     value10,000,000 shares
     authorized, no shares issued
    Common stock, $0.01 par
     value, 20,000,000 shares
     authorized; 886,280 shares
     issued and outstanding at
     March 31, 1996 and 861,280          8,863         8,613
     shares issued and
     outstanding at December 31,
     1995



    Additional paid-in capital       2,956,803     2,956,803
    Accumulated deficit             (1,691,471)   (1,636,554)

      Total Stockholders' Equity     1,274,195     1,328,862


   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY             $1,274,884   $ 1,333,162



                         SUNRAY MINERALS, INC.
                       STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                   THE YEAR ENDED DECEMBER 31, 1995

                                       THREE
                                      MONTHS      YEAR ENDED
                                       ENDED        DECEMBER
                                     MARCH 31,      1, 1995
                                       1996
                                    (UNAUDITED)


   : REVENUE:
    Sales from oil and gas          $    5,292   $   103,541
    Interest                             5,332        28,624
    Miscellaneous income                 1,072           191

      Total Revenue                     11,696       132,356


   OPERATING EXPENSE:                                     73
    Lease Operating
    Lease operating-Related party        3,984        59,375
    Depreciation and depletion           2,250        35,792
    Leased Prospects Expired            26,303
    Dry hole costs                                   135,132
    General and administrative          31,826       139,083



    General and administrative -         2,250        20,631
     Related party

      Total Operating Expense           66,613       390,086


   OTHER INCOME AND EXPENSE:
    Loss on sale of property                         238,989
    Loss on mortgage note                             31,975
     receivable

      Total Other Income and                         270,964
      Expense


   NET INCOME (LOSS)                $  (54,917)  $  (528,694)



   WEIGHTED AVERAGE SHARES             886,280       861,280
   OUTSTANDING



   EARNING (LOSS) PER SHARE:
    Earning (loss) Per share        $   (0.06)   $    (0.61)




                         SUNRAY MINERALS, INC.
                        STATEMENT OF CASH FLOW
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED) AND
                   THE YEAR ENDED DECEMBER 31, 1995


                                       THREE
                                      MONTHS      YEAR ENDED
                                       ENDED        DECEMBER
                                     MARCH 31,      1, 1995
                                       1996
                                    (UNAUDITED)


   CASH FLOWS FROM OPERATING
   ACTIVITIES:
    Net loss                        $  (54,917)  $  (528,694)
    Adjustments to reconcile net
     loss to net cash (used) by
     operating activities:
    Depreciation and depletion           2,250        35,791
    Issuance of stock for                  250
    services
    Loss on Leased Prospects            26,303
    Expired
    Loss on sale of properties                       220,091



    Loss on sale of mortgage note                     23,297
    principal
    Changes in working capital:
    (Increase) decrease in
     accounts receivable
    Accounts receivable                  1,251        15,026
    Accounts receivable - Related        8,100            23
     party
    Interest receivable                    114        10,991
    Increase (decrease) in              (2,595)      (13,410)
     accounts payable
    Payroll taxes payable               (1,016)        1,016


   NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES:           (20,260)     (235,869)

   CASH FLOWS FROM INVESTING
   ACTIVITIES:
    Acquisition of properties         (120,759)            0
    Sale of properties                               225,000
    Collection of note receivable                    422,675

   NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES:              (120,759)      647,675

   NET INCREASE (DECREASE) IN         (141,019)      411,806
   CASH:




   CASH AT BEGINNING OF PERIOD         415,809
   STATED

   CASH AT END OF PERIOD STATED     $  274,790   $   415,809




                                SUNRAY MINERALS, INC.
                          STATEMENT OF STOCKHOLDERS' EQUITY
                  MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                               THREE MONTHS ENDED
                                 MARCH 31, 1996            YEAR ENDED
                                  (UNAUDITED)            DECEMBER 1, 1995

                              SHARES      AMOUNT      SHARES      AMOUNT


PREFERRED STOCK:
 Balance at beginning of           0           0           0             0
 period

 Balance at end of period          0           0           0             0



COMMON STOCK:
 Balance at beginning of     861,280   $      8,613   861,280  $     8,613
 period
 Issuance of stock            25,000            250

 Balance at end of period    886,280   $      8,863   861,280  $     8,613

ADDITIONAL PAID IN CAPITAL:
 Balance at beginning of
 period                                $  2,956,803            $ 2,956,803
 Issuance of stock

 Balance at end of period              $  2,956,803            $ 2,956,803




ACCUMULATED (DEFICIT):
 Balance at beginning of
 period                                $(1,636,554)            $(1,107,860)
 Net loss                                   (54,917)              (528,694

 Balance at end of period               (1,691,471)             (1,636,554


NET STOCKHOLDERS' EQUITY               $  1,274,195            $ 1,328,862



                      SUNRAY MINERALS, INC.
                  NOTES TO FINANCIAL STATEMENTS
        March 31, 1996 (Unaudited) and December 31, 1995


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

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

The Company adopted Statement of Financial Accounting Standards
("SFAS") No. 109, "Accounting for Income Taxes," effective
January 1, 1993.

NOTE B - PROPERTY AND EQUIPMENT:

Property and Equipment at cost, are summarized as follows:

                                       March 31,              December 31,
                                         1996                    1995
Oil and gas properties,
 successful efforts method:
  Producing leasehold costs            $74,2290                   $74,229
  Nonproducing leasehold costs          404,384                   315,722
  Intangible development costs           90,839                    84,965
  Lease and well equipment               11,004                    11,084
                                        580,456                   486,000


Less accumulated depreciation
 and depletion                         (93,280)                  (91,030)
                                       $487,176                  $394,970


Costs incurred in oil and gas property acquisition, exploration, and development activities

                                      March 31,       December 31,
                                         1996              1995
                                    -----------       -----------
Acquisition Costs                   $   112,500       $   101,820
Exploration Costs                         2,135            10,001
Development Costs                         5,873            21,358

                      SUNRAY MINERALS, INC.

                  NOTES TO FINANCIAL STATEMENTS



        March 31, 1996 (Unaudited) and December 31, 1995


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

History:
The Company was organized August 22, 1985, as a Nevada corporation under the name Tarragon Corporation for the purpose of seeking, investigating, and, if such investigation warranted, acquiring an interest in potential business opportunities. The Company's name was changed to Sunray Minerals, Inc. on December 31, 1991. The Company has not paid a dividend to its investors.

The Company reverse split its issued and outstanding common stock on the basis of 1:100 for shareholders of record November 30, 1993. This action reduced the outstanding common shares from 4,111,319 to 41,113.

The Company entered into an agreement with Waste Oil Recycling Corporation to merge their assets into the Company in return for the Company's common stock. The merger was completed November 30, 1993.
The Company entered into an agreement with Benitex, A.G. to acquire working interests in producing and nonproducing oil and gas wells plus undeveloped oil & gas leases located in Oklahoma.

The Company exchanged its stock for the properties. This exchange was completed on December 1, 1993.

The Company commenced oil and gas operations in December 1993.

During 1995 the Company sold most of its producing properties.

Basis of Accounting:
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Cash and Cash Equivalents:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risks:
The Company places its cash investments in high credit quality instruments and, by policy, limits the amount of credit exposure to any one financial institution.

Earnings (Loss) per Common Share:
Earnings (loss) applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

Property and Equipment:
The Company follows the successful efforts method of accounting for exploration, development and production of oil and gas reserves, whereby all productive costs are capitalized and unproductive costs are expensed in the year incurred. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells and other test wells that do not find proved reserves are charged to expense. Costs of development wells or other successful wells are capitalized and depleted using the units of production method based on total proved reserves applicable to each property. Costs of unproved properties are assessed periodically, and loss recognized if the properties are impaired. Estimates of oil and gas reserves were prepared by a related party engineer. Net capitalized costs of oil and gas properties are subject to a ceiling test. For ceiling test purposes, the Company compares its undiscounted standardized measure of future net cash flows from estimated production to net oil and gas properties. There were charges to depletion in the amounts of $179,244, relating to ceiling test limitations in 1994. The Company has working interests in developed and undeveloped leases located in Texas and Oklahoma. Most of these leases are operated by an affiliate.

Upon sale or retirement of depreciable or depletable property, the cost and related accumulated depreciation, depletion and amortization are removed and gain or loss is recognized.
Renewals and replacements that improve or extend the useful life of existing properties are capitalized.

Depletion and Depreciation:
The Company will deplete its cost in the leases and related equipment on a lease by lease basis using the units of production method based upon the amount of production in relation to its estimated reserves as determined by current engineering studies.

Oil and Gas Revenues:
Sales from oil and gas are accrued in the month of actual production

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

NOTE D - MORTGAGE NOTE RECEIVABLE:

The Company recorded as an Other Asset a mortgage note receivable in the amount of $445,972 in 1994. The mortgage provided for interest at a rate of 7% annually whereby only interest payments were made on an annual basis. The company held a subordinated position collateralized by a deed of trust and assignment of rents for an office building located in Mesa, Arizona. Interest income in the amount of $11,105 was accrued as of December 31, 1994. The building was sold in 1995 and the Company accepted $422,675 as payment in full of this obligation. The Company recorded a loss in the amount of $31,975 as a result of this transaction.


NOTE E - COMMON STOCK:

The Company on November 10, 1993 effected a 1 for 100 reverse stock split for shareholders of record on November 30, 1993. The Company issued 175,000 shares for cash and 645,167 shares for assets in 1994 and 1993 respectively. In January, 1996, the Company issued 25,000 shares of common stock to a former officer/director for services.



NOTE F - INCOME TAXES:

The Company has net operating loss carryforwards totaling
$651,334 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

NOTE G - RELATED PARTY TRANSACTIONS:

The Company's officers and directors are officers, directors and employees of Las Colinas Oil Corp. (Las Colinas). The Company occupies office space within the offices leased by Las Colinas and utilizes their personnel, supplies and office equipment. Las Colinas agreed to supply these services for a fixed monthly fee. During 1995, 1994 and 1993 the Company recorded $19,000, $30,000 and $4,793 respectively as an expense under this agreement.

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

In 1994 the Company issued 175,000 shares of common stock to Benitex, A.G. for cash $525,000. These funds were used primarily to purchase non producing properties from Las Colinas. The value of these properties was determined by actual costs to Las Colinas or independent third party appraisals.

During 1995 the Company sold to an affiliate the majority of its existing producing properties for $225,000 cash. The sales price was calculated using a discounted net present value based upon an independent reserve appraisal. The sale of these properties resulted in a net loss to the Company in the amount of $238,989.

The Company purchased working interests in two wells from Las
Colinas Oil Corp. during the quarter ended March 31, 1996 at a cost of $112,500. The wells are to be drilled and completed by June, 1996.

NOTE H - SUBSEQUENT EVENTS (UNAUDITED):

During the first quarter of 1996 a director of the Company resigned and the Company agreed to issue 25,000 shares of its common stock as compensation for prior service.