Form 10-Q
period 1996-06-30
SUNRAY MINERALS INC
filed 1997-04-07
CIK 778701

UNITED STATES SECURITIES
                              SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON D C 20549

                                           FORM 10-Q


                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                                 FOR THE PERIOD ENDED 6/30/96.


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

PART I

ITEM 1. FINANCIAL STATEMENTS

Sunray Minerals, Inc. (the Registrant) files herewith the unaudited financial statements for June 30, 1996 and the results of operations for the six months then ended presented with the audited financial statements for December 31, 1995 and the results of operations for the year then ended. In the opinion of management of the Registrant, the financial statements with the accompanying notes reflect adjustments necessary to fairly present the financial condition of the Registrant for the periods stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company suffered a loss of $147,559 for the six months ended June 30, 1996. The loss includes as expense of $74,866 for the write off of leased prospects whose leases expired during the period and were not renewed. The Company has not attained a revenue stream sufficient to cover the general and administrative expenses necessary to maintain operations. Management of the Company is exploring various plans designed to increase revenue and/or reduce overhead costs.

In the first six months of the current fiscal year, the Company acquired a working interest in two wells that have been drilled or reworked. The pipeline on the first well, re-entry, in which the Company has a 25% interest was completed in June 1996. Sales are expected to begin in August 1996. The second well, re-entry, in which the Company has a 37.5% interest is still being completed; however, sales of oil for the month of June 1996 were 150 barrels.

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

ITEM 6.  EXHIBITS INCLUDED IN THIS FILING

FINANCIAL STATEMENTS FOR JUNE 30, 1996 (UNAUDITED) AND
  DECEMBER 31, 1995

EX-27        FINANCIAL DATA SCHEDULE FOR JUNE 30, 1996


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


          Date:  March 12, 1997         SUNRAY MINERALS, INC.

                                        By /s/ Michael P. O'Brien,
                                        President/Director

                           SUNRAY MINERALS, INC.
                               BALANCE SHEET
              JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                    THREE
                                   MONTHS
                                    ENDED      DECEMBER 1,
                                  JUNE 30,        1995
                                    1996       YEAR ENDED
                                 (UNAUDITED)
ASSETS                           -----------   ----------
CURRENT ASSETS:
Cash                             $  185,550   $   415,809
Accounts receivable                     301         2,125
Account receivable - Related         25,711        10,144
party
Interest receivable                                   114

Total Current Assets                211,562       428,192
PROPERTY AND EQUIPMENT:
Oil & gas properties                559,309       486,000
Less: Accumulated depreciation,
depletion and amortization          (97,680)      (91,030)

Total Property & Equipment          461,629       394,970


OTHER ASSETS:
Restricted common stock             510,000       510,000

TOTAL ASSETS                     $1,183,191   $$1,333,162



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                 $    1,164   $     2,810
Payroll taxes payable                   474    1,4904,300

Total Current Liabilities             1,638

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par
 value 10,000,000 shares
 authorized, no shares issued
 Common stock, $0.01 par value,
 20,000,000 shares authorized;
 886,280 shares issued and
 outstanding at June 30, 1996
 and 861,280 shares issued and
 outstanding at December 31, 1995     8,863         8,613

Additional paid-in capital        2,956,803     2,956,803
Accumulated deficit              (1,784,113)   (1,636,554)

Total Stockholders' Equity        1,181,553     1,328,862


TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY             $1,183,191   $ 1,333,162


                                     SUNRAY MINERALS, INC.
                                   STATEMENTS OF OPERATIONS
                          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                               THE YEAR ENDED DECEMBER 31, 1995

                                      THREE
                                     MONTHS      YEAR ENDED
                                      ENDED        DECEMBER
                                    JUNE 30,       31, 1995
                                      1996
                                   (UNAUDITED)


REVENUE:
Sales from oil and gas           $    9,551   $   103,541
Interest                              7,518        28,624
Miscellaneous income                  1,310           191

Total Revenue                        18,379       132,356


OPERATING EXPENSE:
Lease Operating                                        73
Lease operating-Related party         9,167        59,375
Depreciation and depletion            6,650        35,792
Leased Prospects Expired             74,866
Dry hole costs                                    135,132
General and administrative           70,755       139,083



General and administrative -          4,500        20,631
Related party

Total Operating Expense             165,938       390,086


OTHER INCOME AND EXPENSE:
Loss on sale of property                          238,989
Loss on mortgage note                              31,975
receivable

Total Other Income and Expense                    270,964


NET INCOME (LOSS)                $ (147,559)  $  (528,694)



WEIGHTED AVERAGE SHARES             886,280       861,280
OUTSTANDING



EARNING (LOSS) PER SHARE:
Earning (loss) Per share         $   (0.17)   $    (0.61)




                            SUNRAY MINERALS, INC.
                                    STATEMENT OF CASH FLOW
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED) AND
                               THE YEAR ENDED DECEMBER 31, 1995

                                                THREE
                                                MONTHS      YEAR ENDED
                                                ENDED         DECEMBER
                                               JUNE 31,      1, 1995
                                                 1996
                                             (UNAUDITED)


          CASH FLOWS FROM OPERATING
          ACTIVITIES:
          Net loss                           $  (147,559)  $ (528,694)
          Adjustments to reconcile net loss
          to net cash (used) by operating
          activities:
          Depreciation and depletion               6,650       35,791
          Issuance of stock for services             250
          Loss on Leased Prospects Expired        74,866
          Loss on sale of properties                          220,091
          Loss on sale of mortgage note                        23,297
          principal
          Changes in working capital:
          (Increase) decrease in accounts
          receivable


                                             - 11



Accounts receivable                      1,824       15,026
Accounts receivable - Related          (15,567)          23
party
Interest receivable                        114       10,991
Increase (decrease) in accounts         (1,646)     (13,410)
payable
Payroll taxes payable                   (1,016)       1,016


NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES:              (82,084)    (235,869)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of properties             (148,175)           0
Sale of properties                                  225,000
Collection of note receivable                       422,675

NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES:                 (148,175)     647,675

NET INCREASE (DECREASE) IN CASH:      (230,259)     411,806

CASH AT BEGINNING OF PERIOD            415,809        4,003
STATED




                                   - 12



          CASH AT END OF PERIOD STATED       $   185,550   $  415,809



                         SUNRAY MINERALS, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
              JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995





                                           THREE MONTHS ENDED
                                            JUNE 30, 1996          YEAR ENDED DECEMBER 31,
                                             (UNAUDITED)                   1995

                                            SHARES       AMOUNT       SHARES     AMOUNT

                                                                                  <c
PREFERRED STOCK:
Balance at beginning of period                   0         0              0             0

Balance at end of period                         0         0              0             0



COMMON STOCK:
Balance at beginning of period             861,280  $      8,613    861,280   $     8,613
Issuance of stock                           25,000           250

Balance at end of period                   886,280  $      8,863    861,280   $     8,613

ADDITIONAL PAID IN CAPITAL:
Balance at beginning of period                      $  2,956,803              $ 2,956,803
Issuance of stock

Balance at end of period                            $  2,956,803              $ 2,956,803



ACCUMULATED (DEFICIT):
Balance at beginning of period                      $ (1,636,554)             $(1,107,860)

Net loss                                                (147,559)                (528,694)

Balance at end of period                              (1,784,113)              (1,636,554)


NET STOCKHOLDERS' EQUITY                            $  1,181,553              $ 1,328,862



                                    SUNRAY MINERALS, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                        June 30, 1996 (Unaudited) and December 31, 1995


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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993.


NOTE B - PROPERTY AND EQUIPMENT:

Property and Equipment at cost, are summarized as follows:

                                        June 31,       December 31,
                                         1996              1995
                                     -----------       -----------
Oil and gas properties, successful
  efforts method:

   Producing leasehold costs         $    74,229       $    74,229
   Nonproducing leasehold costs          383,237           315,722
   Intangible development costs           90,839            84,965
   Lease and well equipment               11,004            11,084
                                         559,309           486,000
                                     -----------        ----------
 Less accumulated depreciation
  and depletion                          (97,680)        (91,030)
                                    $    461,629        $ 394,970


 Costs incurred in oil and gas property acquisition, exploration, and development activities

                                        June 30,         December 31,
                                          1996             1995
                                     -----------       -------------
 Acquisition Costs                   $   139,916       $   101,820
 Exploration Costs                         2,135            10,001
 Development Costs                         5,873            21,358



NOTE C - INVESTMENT IN RESTRICTED COMMON STOCK:

The Company has recorded as an Other Asset an investment in 85,000 shares of Great Western Asset Group, Inc. This investment was one of the assets acquired as a result of the merger with Waste Oil Recycling Corp. Great Western Asset Group, Inc., located in Mesa, Arizona, builds single family dwellings in the Phoenix, Arizona area. These shares are held as restricted shares and cannot currently be sold or otherwise transferred. These shares are accounted for using the cost method.

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

The Company purchased a working interest in two wells form Las Colinas Oil Corp. during the six months ended June 30, 1996 at a cost of $112,500. The wells have been drill and/or reworked and are in the process of being completed for production.

NOTE H - SUBSEQUENT EVENTS (UNAUDITED):

During the first quarter of 1996 a director of the Company resigned and the Company agreed to issue 25,000 shares of its common stock as compensation for prior service.