Form 10-Q
period 1996-09-30
SUNRAY MINERALS INC
filed 1997-04-07
CIK 778701

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D C 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE PERIOD ENDED 9/30/96.


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

PART I

ITEM 1. FINANCIAL STATEMENTS

Sunray Minerals, Inc. (the Registrant) files herewith the unaudited financial statements for September 30, 1996 and the results of operations for the nine months then ended presented with the audited financial statements for December 31, 1995 and the results of operations for the year then ended. In the opinion of management of the Registrant, the financial statements with the accompanying notes reflect adjustments necessary to fairly present the financial condition of the Registrant for the periods stated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company suffered a loss of $248,182 for the nine months ended September 30, 1996. The loss includes the write off of $141,016 which was the cost of leased prospects whose leases expired during the period and were not renewed.

The Company is receiving revenue from the two re-entry wells in which it acquired interest in the first quarter of the the year. The first well, re-entry, in which the Company has a 25% interest began producing in August 1996. The production rate for this well in September 1996 was 151,000 cubic feet of gas per day. The second well, re-entry, in which the Company has a 37.5% interest, produced at the rate of 11 barrels of oil per day for the month of September 1996. In addition, the Company drilled a third well in September which was completed as a producer. First sales occurred in October 1996 with production at the rate of 11 barrels of oil per day. The Company has a 37.5% intest in this well, being the third new producing well for the year. The Company has not attained a revenue stream sufficient to cover the general and administrative expenses necessary to maintain operations. Management of the Company is exploring various plans designed to increase revenue and /or reduce overhead costs.


The Company has acquired an 50% interest in a well that is being reworked in Oklahoma. Work on this fourth project is expected to be completed in the second quarter of 1997.

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

ATTACHMENTS TO THIS 10Q FILING

            FINANCIAL  STATEMENTS FOR SEPTEMBER 30, 1996 (UNAUDITED) AND
               DECEMBER 31, 1995.

            EX-27 FINANCIAL DATA SCHEDULE FOR SEPTEMBER 30, 1996



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 12, 1997           SUNRAY MINERALS, INC.
                                By: /s/ Michael P. O'Brien
                                President/Director



                           SUNRAY MINERALS, INC.
                               BALANCE SHEET
           SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                    THREE
                                   MONTHS      YEAR ENDED
                                    ENDED      DECEMBER 1,
                                  SEPTEMBER       1995
                                  30, 1996
                                 (UNAUDITED)
   ASSETS
CURRENT ASSETS:
 Cash                            $   31,144   $   415,809
 Accounts receivable                  4,894         2,125
 Account receivable - Related        40,099        10,144
  party
  Interest receivable                                  114

    Total Current Assets              76,137       428,192


 PROPERTY AND EQUIPMENT:
  Oil & gas properties               598,559       486,000
  Less: Accumulated
   depreciation, depletion and      (102,680)      (91,030)
   amortization

    Total Property & Equipment       495,879       394,970


 OTHER ASSETS:
  Restricted common stock            510,000       510,000

 TOTAL ASSETS                     $1,082,016   $ 1,333,162



            LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Accounts payable                $      139   $     2,810
  Payroll taxes payable                  947         1,490

    Total Current Liabilities          1,086         4,300

 STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par
  value10,000,000 shares
  authorized, no shares issued
 Common stock, $0.01 par
  value, 20,000,000 shares
  authorized; 886,280 shares
  issued and outstanding at
  September 30, 1996 and              8,863         8,613
  861,280 shares issued and
  outstanding at December 31,
  1995
 Additional paid-in capital       2,956,803     2,956,803
 Accumulated deficit             (1,884,736)   (1,636,554)

   Total Stockholders' Equity     1,080,930     1,328,862


TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY             $1,082,016   $ 1,333,162



                                     SUNRAY MINERALS, INC.
                                   STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                               THE YEAR ENDED DECEMBER 31, 1995

                                        THREE
                                       MONTHS      YEAR ENDED
                                        ENDED        DECEMBER
                                      SEPTEMBER      1, 1995
                                      30, 1996
                                     (UNAUDITED)


  REVENUE:
   Sales from oil and gas          $   18,046   $   103,541
   Interest                             9,403        28,624
   Miscellaneous income                 1,310           191

     Total Revenue                     28,759       132,356


  OPERATING EXPENSE:
   Lease Operating                                       73
   Lease operating-Related party       12,637        59,375
   Depreciation and depletion          11,650        35,792
   Leased Prospects Expired           141,016
   Dry hole costs
   General and administrative         104,888       139,083



 General and administrative -         6,750        20,631
  Related party

   Total Operating Expense          276,941       390,086


OTHER INCOME AND EXPENSE:
 Loss on sale of property                         238,989
 Loss on mortgage note                             31,975
  receivable

   Total Other Income and                         270,964
   Expense


NET INCOME (LOSS)                $ (248,182)  $  (528,694)


WEIGHTED AVERAGE SHARES             886,280       861,280
OUTSTANDING


EARNING (LOSS) PER SHARE:
 Earning (loss) Per share        $   (0.28)   $    (0.61)




                                     SUNRAY MINERALS, INC.
                                    STATEMENT OF CASH FLOW
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED) AND
                               THE YEAR ENDED DECEMBER 31, 1995

                                       THREE
                                      MONTHS      YEAR ENDED
                                       ENDED        DECEMBER
                                     SEPTEMBER      1, 1995
                                     31, 1996
                                    (UNAUDITED)


CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss                        $ (248,182)  $  (528,694)
 Adjustments to reconcile net
  loss to net cash (used) by
  operating activities:
 Depreciation and depletion          11,650        35,791
 Issuance of stock for                  250
 services
 Loss on Leased Prospects           141,016
 Expired
 Loss on sale of properties                       220,091
 Loss on sale of mortgage note                     23,297
 principal
 Changes in working capital:
 (Increase) decrease in
  accounts receivable
 Accounts receivable                 (3,470)       15,026
 Accounts receivable - Related      (29,955)           23
  party
 Interest receivable                    114        10,991
 Increase (decrease) in              (2,671)      (13,410)
  accounts payable
 Payroll taxes payable                 (543)        1,016


NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES:          (131,791)     (235,869)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Acquisition of properties         (252,874)            0
 Sale of properties                               225,000
 Collection of note receivable                    422,675

NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES:              (252,744)      647,675

NET INCREASE (DECREASE) IN         (384,665)      411,806
CASH:

CASH AT BEGINNING OF PERIOD         415,809         4,003
 STATED


CASH AT END OF PERIOD STATED     $   31,144   $   415,809




                           SUNRAY MINERALS, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
           SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995



                                  THREE MONTHS ENDED
                                  SEPTEMBER 30, 1996          YEAR ENDED
                                      (UNAUDITED)           DECEMBER 1, 1995

                                  SHARES      AMOUNT      SHARES      AMOUNT
PREFERRED STOCK:
 Balance at beginning of           0             0          0
 period

 Balance at end of period          0             0          0



COMMON STOCK:
 Balance at beginning of
 period                       861,280  $     8,613    861,280  $      8,61
 Issuance of stock            25,000           250

 Balance at end of period     886,280  $              861,280  $      8,61



ADDITIONAL PAID IN CAPITAL:
 Balance at beginning of
 period                                $ 2,956,803             $  2,956,80
 Issuance of stock




 Balance at end of period              $ 2,956,803             $  2,956,803



ACCUMULATED (DEFICIT):
 Balance at beginning of
 period                                $(1,636,554)            $ (1,107,860)
 Net loss                                 (248,182)                (528,694)

 Balance at end of period               (1,884,113)


NET STOCKHOLDERS' EQUITY               $ 1,080,930             $  1,328,862







                                     SUNRAY MINERALS, INC.

                                 NOTES TO FINANCIAL STATEMENTS
                     September 30, 1996 (Unaudited) and December 31, 1995




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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1993.

NOTE B - PROPERTY AND EQUIPMENT:


Property and Equipment at cost, are summarized as follows:
                                     September 31,     December 31,
                                         1996              1995



          Oil and gas properties,
           successful efforts method:
            Producing leasehold costs              $212,618         $74,229
            Nonproducing leasehold costs           158,852          315,722
            Intangible development costs           207,340           84,965
            Lease and well equipment                19,749           11,084
                                                   598,559          486,000

          Less accumulated depreciation
                and depletion                     (102,680)         (91,030)
                                                   $495,879         $394,970


          Costs incurred in oil and gas property acquisition, exploration, and development activities

                                               September 31,     December 31,
                                                   1996              1995

          Acquisition Costs                   $   139,916       $   101,820
          Exploration Costs                         2,135            10,001
          Development Costs                       111,524            21,358


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

The Company has paid $240,578 to Las Colinas Oil Corp to purchase working interests in four oil well drilling and/or rework projects during the nine months ended September 30, 1996. Three of the wells have been completed. The fourth well is expected to be completed in the second quarter of 1997.

NOTE H - SUBSEQUENT EVENTS (UNAUDITED):

During the first quarter of 1996 a director of the Company resigned and the Company agreed to issue 25,000 shares of its common stock as compensation for prior service.