Form 10-K
period 1996-12-31
SUNRAY MINERALS INC
filed 1998-02-24
CIK 778701

UNITED STATES SECURITIES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE FISCAL YEAR ENDED     December 31, 1996

                     Commission File Number:  33 - 509 - D

                             SUNRAY MINERALS, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                 88-0210772
  (State or other jurisdiction            (IRS Employer identification number)
of incorporation or organization)

                       P.O. Box 814653, Dallas, TX  75381
               (Address of principal executive offices)(Zip Code)

                                  972/650-1612
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class      Name of each exchange on which registered

          Securities registered pursuant to section 12 (g) of the Act:

                                     Common
                                (Title of class)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) yes (x) no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 any amendment to this Form 10-K.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 886,280 Common Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc) into which the document is incorporated: (1) Any annual report to security holders;(2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980) None.


                                     PART I

                               ITEM 1.   BUSINESS

History

Sunray Minerals, Inc. (the "Company"), formerly Tarragon Corporation, was organized under the laws of the state of Nevada on August 22, 1985. From 1985 until November 1993, the Company engaged in no substantial business.

The Company was incorporated for the purpose of searching, investigating and acquiring business opportunities.

The Company effected a 1-for-100 reverse stock split of the issued and outstanding shares of common stock effective November 10, 1993. The reverse split was approved by the board of directors and by majority written consent of the majority shareholders on November 5, 1993. Following the reverse split, the Company's outstanding shares of common stock were reduced from 4,111,319 to 41,113.

During 1993, the Company entered into an agreement with Benitex, A.G., a Liechtenstein corporation ("Benitex"), to acquire working interests in certain oil and gas properties in exchange for common stock. The properties included producing oil and gas wells in Oklahoma. Also included are oil leases in the same geographical area that will require additional development. The properties were transferred to the Company on November 30, 1993. For financial reporting purposes, this transaction was recorded as a purchase with the cost of the properties to Benitex as the basis. As a result of the transaction, the Company acquired assets valued at $803,471 in exchange for 286,000 post split shares of common stock and Benitex became a majority stockholder of the Company. On November 30, 1993, the Company acquired Waste Oil Recycling Corporation
(WORC) in exchange for 350,000 shares of common stock. As a result of this merger, the Company acquired assets consisting of a real estate mortgage receivable in the principal amount of $500,000 and an investment as a minority stockholder in a real estate operating company which is the obligor on the mortgage receivable.

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

The Company commenced oil and gas operations in December 1993. It is currently engaged in oil and gas exploration and development in Oklahoma. All of the Company's oil and gas properties are located within the state of Oklahoma. The Company's business strategy has been to increase production, cash flow and reserves through the acquisition and development of mature properties along with acquiring oil and gas prospects located in Oklahoma and Texas. These properties have characteristics that include an established production history, proved undeveloped reserves, and at times, multiple prospective reservoirs that provide significant development opportunities. Prior to acquiring a property, the Company performs a thorough geological and engineering analysis of the property to formulate a comprehensive development plan. Development activities seek to increase cash flow from existing proved reserves and to establish additional proved reserves. These activities typically involve the drilling of new wells, workovers and recompletions of existing wells, and the application of other techniques designed to increase production.

During 1996, the Company acquired a working interest in four wells in which three of the wells were successfully completed. Completion operations on the fourth well were unsuccessful due to mechanical problems. As the acquisition of the fourth well was a "turnkey" project, management of the Company is awaiting
designation of a substitute well from the operator (a related party).   Of the
three wells successfully completed, the Company spent $162,726 for acquisition, exploration, and development of these properties.

Since 1994, the Company has decreased the number of properties in which it has an interest from 18 to seven. The primary reason for this reduction was due to the sale of a majority of the Company's properties in August 1995 to raise cash to meet financial obligations.

COMPETITION

The business of exploring, developing, and producing oil and gas is highly competitive. The Company competes with numerous firms and other individuals in its activities, including major oil firms and other independent exploration and producing firms, many of which have substantially greater financial resources, management and technical staffs and facilities than those of the Company. Major and independent oil and gas companies and individuals actively bid for desirable producing properties as well as unexplored oil and gas prospects and compete for equipment, services, and labor required to explore, develop and operate such properties. The Company faces intense competition in attempting to form exploration groups with other energy firms to provide funding to complete desired exploration, including drilling. In the opinion of the Company, the decision of a firm to participate in a proposed exploration group is based on the estimated likelihood of finding oil and gas in commercial quantities, the cost of exploration and, if warranted, development, the size of the potential reservoir, the interest to be earned by completing specified exploration or drilling or providing necessary funding, alternative opportunities for the employment of limited capital, the exploration philosophy or area of interest of potential participants, the reputation of the Company, and other factors, many of which are beyond the control of the Company.

In its efforts to acquire leases or other exploration rights in new prospect areas, the Company faces competition from major oil companies, independent oil firms and oil and gas speculators. The ability to acquire leases or exploration rights is generally determined by the amount of cash required to obtain the property interest, the royalty or other interest reserved by the transferor, and the nature of any commitment to drill or complete other exploration.

GOVERNMENT REGULATION

The following discussion of government regulation is necessarily brief and is not intended to constitute a comprehensive discussion of the various statutes, rules, regulations, and governmental orders, policies and practices which may affect operations of the Company.

State And Local Regulations Of  Drilling And Production

State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, the plugging and abandoning of wells, the density of wells within a given area, and other matters. The states in which the Company operates also have statutes and regulations governing a number of environmental and conservation matters, including the unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Environmental Regulations

The Company's activities are subject to numerous laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect the Company's operations and the costs of doing business. It is likely that state and federal environmental laws and regulations will become more stringent in the future. Legislative proposals to reclassify a significant portion of oil and gas production waste as "hazardous waste," would, if enacted, impose stricter disposal requirements that could have a significant impact on the operating costs of the Company and the oil and gas industry in general. This adverse impact could result in a significant number of wells becoming uneconomic. Various states from time to time consider initiatives to further regulate the disposal of materials associated with oil and gas exploration and production. The Company does not currently believe that it will be required in the near future to expend amounts that are material by reason of environmental laws and regulations.

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

EMPLOYEES AND CONSULTANTS

The Company has one full time employee. In addition, the Company will engage technical consultants as independent contractors to provide specific geological, geophysical and other professional services.

OPERATIONAL HAZARDS

The Company is engaged in the drilling and production of oil, and as such, its operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to, and destruction of property and equipment, pollution or environmental damage, and suspension of operations.


                              ITEM 2.   PROPERTIES

The Company holds interests in seven oil and gas wells located in north central Oklahoma. Proved oil and gas reserves at December 31, 1996, were $139,349, compared to $52,761 at December 31,1995, primarily as a result of development drilling activities and acquisitions of producing properties. During 1997, the Company sold all of its interests in four of its wells to JOC Operating, Inc., and acquired the interest of JOC Operating, Inc., in four of its wells. The Company expects no substantive changes in production and reserves due to this sale and acquisition.

In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres.

WELLS AND ACREAGE

Shown below is a tabulation of the productive wells owned by the Company as of December 31, 1996.

Productive Wells

                          Gross            Net
                          -----           -----
Oil                         4              1.05
Gas                         3               .56
                          -----           -----
 Total                      7              1.61

Set forth below is information respecting the developed and undeveloped acreage owned by the Company as of December 31, 1996.

                      Developed Acreage      Undeveloped Acreage
                      -----------------      -------------------
                     Gross        Net        Gross        Net
                     -------     -------     -------     -------
Texas                   0.00        0.00      614.18       10.93
Oklahoma              720.00      219.60      360.00       83.23
                     -------     -------    --------     -------
 Totals               720.00      219.60    1,003.18       94.16

Set forth below is a tabulation of wells completed in the period indicated in which the Company has participated and the results thereof for each of the three years ended December 31, 1996.

                              Years Ended December 31,
                ---------------------------------------------------
                      1996               1995              1994
                --------------     --------------    --------------
                Gross      Net     Gross      Net    Gross     Net
Exploratory:    ------   ------    -----     -----   -----   ------
 Dry              0.00     0.00     0.00      0.00    0.00     0.00
 Oil              0.00     0.00     0.00      0.00    0.00     0.00
 Gas              0.00     0.00     2.00      0.50    0.00     0.00
                 -----    -----    -----     -----   -----    -----
 Totals           0.00     0.00     2.00      0.50    0.00     0.00

                               Years Ended December 31,
                 --------------------------------------------------
                      1996               1995               1994
                --------------     --------------    --------------
                Gross     Net     Gross     Net     Gross     Net
Development:    ------   ------    -----     -----   -----   ------
 Dry              0.00     0.00     2.00     0.75     0.00     0.00
 Oil              2.00     0.75     1.00     0.08     0.00     0.16
 Gas              1.00     0.25     0.00     0.00     0.00     0.00
                 -----    -----    -----     -----   -----    -----
 Totals           3.00     1.00     3.00     0.83     0.00     0.16


PRODUCTION AND SALE OF OIL AND GAS

The following table summarizes certain production information for all properties in which the Company had an interest during the periods indicated.


                             Year Ended December 31,
                          -----------------------------
                          1996        1995        1994
                          -----      ------      ------
Average net daily
production:
 Oil  (BBLS)               3.77       23.04       22.68
 Gas  (MCF)               20.83       85.26      113.27
 Total BOE                 7.24       37.25       41.56

Average sales Price:
 Oil  ($ per BBS)         22.34       18.64       16.69
 Gas  ($ per MCF)           .91        1.07        1.45
 Equivalent barrel of
 oil                       5.46        6.42        9.85



The average production cost per barrel of oil, which included lifting cost (electricity, fuel, water, disposal, repairs, maintenance, pumper, transportation and similar items), and production taxes, was $8.90 for 1996.

The oil from the Company's producing wells is sold to one of a variety of unaffiliated purchasers. Oil prices are extremely volatile. The sale of oil is subject to price adjustments, production curtailments, and similar provisions in oil purchase contracts, and the sale of oil is subject to general economics and political conditions affecting the production and price of crude oil and natural gas.


As of December 31, 1996, the Company owned working interests in oil and gas producing properties and undeveloped leases located in Oklahoma. The following is a table of the properties, working interest percent and type of production.


                                        Working      Producing Wells
                                        Interest     -----------------
Name and Location                       Percentage     Oil         Gas
-----------------                       ----------    -----       -----
Bivin #J-1
 Lincoln County,  Oklahoma                .278516        x

Ruby Carpenter #1-26
 Lincoln County, Oklahoma                 .329710                    x

Clara Jane #1
 Noble County, Oklahoma                   .225000        x           x

Billings State #1
 Noble County, Oklahoma                   .231225                    x

Tully #1
 Noble County, Oklahoma                   .375000        x           x

Brown #1
 Seminole County, Oklahoma                .250000                    x

Amend #1
 Grant County, Oklahoma                   .375000        x           x




EXECUTIVE OFFICES

The Company's principal executive offices are located at 580 Decker Drive, Suite 200, Irving, Texas 75062. The office space is within the offices leased by Las Colinas Oil Corp. (Las Colinas), a related party. Las Colinas provides the Company office space, supplies, office equipment, etc. for a monthly fee in the amount of $750.

                          ITEM 3.   LEGAL PROCEEDINGS

None.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1996.

                                    PART II

            ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

The common stock of the Company was traded in the over-the-counter market. Currently, the Company's stock is not actively traded, and there is no current market for its stock. As of December 31, 1996, there were 886,280 shares of common stock outstanding and approximately 249 shareholders of the Company. Initially, the trading symbol was SURL. The symbol was changed to SRAY in May 1994.

No dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

                       ITEM 6.   SELECTED FINANCIAL DATA

                                       Years Ended December 31,
                          --------------------------------------------------
                           1996       1995       1994       1993       1992
                          ------     ------     ------     ------     ------
Statement of Operations
 Data:

Total Revenue           $  48,432  $ 132,356  $ 234,598  $  19,069  $  71,674
Net Loss                 (840,999) (528,694)  (459,286)   (22,039)  (283,097)
Net Loss per share           (.95)     (.61)      (.62)     (.23)      (6.89)
Weighted average
 number of shares
 outstanding             886,212    861,280    741,021     96,196     41,113

Balance Sheet Data:
Working Capital         $ 34,171   $423,892   $ 23,065   $(14,318)         0
Total Assets             493,244  1,333,162  1,875,611  1,836,451          0
Long Term Debt                 0          0          0          0          0
Stockholders' Equity     488,862  1,328,862  1,858,916  1,793,202    (25,730)


          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

GENERAL

The following discussion provides information on the results of operations for each of the three years ended December 31, 1996 and the financial condition and financial resources as of December 31, 1996, 1995, and 1994. The financial statements including the notes thereto should be referred to in conjunction with this discussion.

Profitability of the operations of the Company in any accounting period is directly related to realized prices of oil and/or gas sold, the volume of oil and gas produced and the results of exploration and development activities. The Company utilizes the successful efforts method of accounting for exploration, development and production of oil and gas reserves, whereby all non-productive costs and expenses are incurred. All productive costs are capitalized and amortized as depletion and depreciation using the units of production method. The basis of the units of production method are reservoir studies performed by engineers who use current production, economic life and knowledge of the areas where production exists, among other factors, to derive and estimate the volume of the recoverable reserves. Reservoir studies are performed annually and rates of depletion and/or depreciation are adjusted as necessary. Accordingly, the results of operations of the Company may fluctuate from period to period based on the foregoing factors, among others.

Oil and gas accounting methods utilized by the Company limit the amount of costs which the Company may capitalize by requiring the Company to recognize a valuation allowance to the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization and related deferred taxes, exceed the discounted future net revenues of proved oil and gas reserves, plus the lower of costs or fair market value of unevaluated properties, net of Federal income tax. This limitation on capitalized costs of oil and gas properties is generally referred to as the "Ceiling Test Limitation". As a result of this limitation, the Company recorded a valuation allowance at December 31, 1996 of -0-, December 31, 1995 of -0- and December 31, 1994 of $179,244.

RESULTS OF OPERATIONS

A pipeline to a gas well in which the Company has a 23.12 % interest was completed in February 1996. The Company began receiving revenue from this well in March 1996. Production from this well was at the rate of 21,000 cubic feet of gas per day at year end December 1996.

In the first six months of 1996, the Company acquired a working interest in two re-entry wells. The first well re-entry in which the Company has a 25% interest began producing in August 1996. Production from this well was at the rate of 81,000 cubic feet of gas per day at year end December 1996. The second well re-entry in which the Company has a 37.5% interest began producing in June 1996. Production from this well was at the rate of 11 barrels of oil per day at year end December 1996.

The Company drilled a well on one of its leases in September 1996. This well was completed as a producer. The Company's interest in this well is 37.5%. Production from this well was at the rate of 6 barrels of oil per day at year end December 1996.

In August 1996, the Company acquired a 50% interest in another re-entry well. Work on this project began in the fourth quarter 1996. Drilling complications occurred on the well in which operations ceased. Drilling operations resumed in the third quarter of 1997 with larger equipment in which mechanical problems occurred again. Management of the Company is considering other alternative methods on this well for completion.

1996 Compared to 1995

The Company suffered a loss of $840,999 for 1996 compared to a loss of $528,694 in 1995. The loss includes the write off of $156,216 in leased prospects that expired in 1996, $141,802 in leased prospects that expired in 1997, well abandoned costs of $41,372 that occurred in 1997 along with dry hole costs of $9,267. The 1997 losses were written off (loss) for 1996 as the Company had no plans to renew the leases or continue producing the said well in 1997.

Total general and administrative expense for the year were $167,120. Management of the Company has implemented a program to decrease in overhead costs effective the first quarter of 1997. These reductions include a decrease in rent, payroll, and payments to consultants.

Oil and gas sales were $38,463 in 1996, a decrease of $65,078 from 1995 in which oil and gas revenues were $103,541. This decrease was primarily due to the sale of the majority of the Company's oil and gas properties that occurred August
14, 1995.

In 1996 total operating expenses increased by $180,845 to $570,931 from $390,086 in 1995. This increase included reductions in lease operating-related party of $35,829 from 1995 to $23,546, a decrease of $11,631 from 1995 to $9,000 in general and administrative-related party and a decrease of $125,865 from 1995 to $9,267 in dry hole costs. However, increases occurred in well abandonment cost of $41,371 for 1996 from 0 in 1995, an increase of $298,018 in 1996 for leased
prospects expired from 0 in 1995   In addition, depreciation and depletion
decreased by $4,185 from 1995 to $31,608 in 1996. The increase in total operating expenses also included an increase from 1995 to 1996 in general and administrative expenses of $19,037 to $158,120 from $139,083 in 1995 due to an increase in consultant expense. The leased prospects expired as the Company did not have the funds to renew the leases or drill wells on the leases to keep the them from expiring. The general and administrative-related party expense decreased by $11,631 as a result of lower fees for rent and other services. Lease operating-related party expense decreased as a result of ownership in fewer wells.

1995 Compared to 1994

The Company suffered a loss of $528,694 in 1995 compared to a loss of $460,646 in 1994. For 1995, the Company lost $238,989 in the sale of properties, a loss in the mortgage settlement of $31,975, both of which are one-time charges. In addition, the dry hole costs were $135,132, which are high due to the Company's West Texas venture.

Sales from oil and gas decreased from $198,175 in 1994 to $103,541 in 1995, as a result of the sale of oil and gas properties that occurred August 14, 1995. Total operating expenses decreased from $695,244 in 1994 to $390,06 in 1995. This reduction was made up of $59,375 in lease operating-related party and $360,293 reduction in depreciation and depletion due to the aforementioned sale. This was partially offset by the increase in dry hole costs of $53,244 from the West Texas venture and increases in general and administrative expenses of $71,220 from wages, consultants, and office expense. The general and administrative related party expense decreased by $10,938, as a result of lower fees for rent and other services.

The Company engages in a segment of the oil business that requires a virtually continuous drilling program. The Company utilizes the knowledge and experience of management, along with outside consultants, in determining the geographic areas and depth of the wells, which are primary economic considerations. The wells in which the Company attempts to acquire an interest are normally considered shallow, but usually are lower risk due to lower costs than those drilled to greater depths. Deeper wells are more costly and, therefore, present greater risks.


LIQUIDITY AND CAPITAL RESOURCES

The Company purchased an additional interest in two of its existing wells in the amounts of 16.50% and 19.55% on February 1, 1997. Management of the Company is examining various alternatives in order to increase income.

The Company prepaid to a related party for a 50% interest in a well (re-entry) which was drilled in the fourth quarter of 1996. Mechanical problems occurred during the drilling which caused a delay in operations. Drilling operations resumed in the third quarter of 1997 in which mechanical problems occurred again. Management of the Company is considering other alternative methods on this well for completion.

During 1996, the Company purchased an interest in three re-entry wells and drilled a development well on one of its own leases. All were completed as successful commercial wells with the exception of one well in which completion operations are pending. Of the three new producing wells added, the Company spent $162,726 for acquisitions, exploration and development of these properties. Total proved oil and gas reserves added from these three wells in 1996 were 9,933 BBLS along with 44,167 MMCF. An accepted method of calculating cost of finding is to divide the Company's expenditures for oil and gas acquisition, exploration and development by the net barrels of oil equivalent (BOE's) added during the year. Using this method, the Company's cost of finding for 1996 was $9.41 per BOE.

The Company has recorded as an Other Asset an investment in 85,000 shares of Great Western Asset Group, Inc. (GWAG), a private company. This investment was one of the assets acquired as a result of a merger with Waste Oil Recycling Corp. GWAG, located in Mesa, Arizona, is involved primarily in the construction of single family homes. These shares are accounted for at cost (originally $510,000) and are reviewed for impairment on an annual basis. In 1996, the Company wrote down this asset to $190,500.

The Company received $422,675 in December 1995 as full settlement on an amount
due from Great Western Asset Group covering a notes receivable.   Of this
amount, $191,000 was used for the acquisition and drilling of three wells, $50,226 was invested in the successful drilling of a well on one of the Company's leases, $9,267 was paid on the remaining dry hole costs of a well drilled in 1995, $172,182 was used for general & administrative expenses, lease operating expenses and intangible drilling costs that occurred in 1996.

The information contained herein may include certain forward-looking statements that are based on assumptions that in the future may prove not to have been accurate. Those statements, and Sunray Minerals, Inc.'s business and prospects, are subject to a number of risks, including production variances from expectations, volatility of oil and gas prices, the need to develop and replace its reserves, the substantial capital expenditures required to fund its operations, environmental risks, drilling risks, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy.

INFLATION

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general. The Company's oil exploration and production activities are generally affected by prevailing prices for oil, however. (See ITEM 1. BUSINESS.)

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, including the required accountant's reports, are included immediately following the signature page to this report.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the name, age and position of each executive officer and director of the Company who served during the year ended December 31, 1996.

NAME                AGE  POSITION (S)        TERM BEGAN          TERMINATED

Michael P. O'Brien  42   President/Director     1993               N/A
Paul B. McCully     66   Vice President/        1993             1/3/96
                           Director
S. Randell Wyatt    38   Secretary/Treasurer    1993               N/A
                          & Director

All directors of the Company serve for one year and/or until their respective successors are elected and qualified. Executive officers serve at the pleasure of the board of directors.

MICHAEL P. O'BRIEN, age 42, has been involved with the oil and gas industry for over 20 years. He served as Vice President Land for a large independent oil and gas company where he was employed from 1974 to 1988. He is currently on the board of directors and serves as an officer in two companies relating to drilling, exploration, production and operating, including Las Colinas Oil Corp., where he was employed from 1988 to December 1, 1996. (See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). He has completed courses with the Institute for Energy Development, an extension of the University of Oklahoma, and is currently classified as a Registered Land Professional with the American Association of Professional Landmen.

PAUL B. McCULLY, age 66, is chairman of Las Colinas Oil Corp., an oil and gas exploration and production firm, where he has been employed since 1988 (See ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). In 1961, Mr. McCully founded Wil-Mc Oil Corp., which was engaged in exploration and production of oil and gas. He was president of Wil-Mc Oil Corp. from 1963 to 1988, including the period following the sale of the company in 1986 to Harbert Energy, Birmingham, Alabama. Mr. McCully received a B.S. degree in Petroleum Engineering in 1952 from Texas Tech University. Mr. McCully resigned January 3, 1996.

S. RANDELL WYATT, age 38, has been employed in the oil and gas industry since 1981. He served in contract administration for an independent oil company from 1981 to 1988. Since that time, he has functioned in business administration as a Manager in accounting, personnel, insurance and land for three oil and gas companies relating to exploration, production, drilling and well servicing. He was previously employed by Las Colinas Oil Corp. in a management capacity. (See
ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). Mr. Wyatt is currently a member of the American Association of Professional Landmen. He received a B.B.A. degree in General Business in 1981 from Abilene Christian University.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely upon a review of forms 3, 4 & 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file on a timely basis reports required by Section 16 of the Exchange Act for the last fiscal year.

                        ITEM 11.  EXECUTIVE COMPENSATION

The following is a summary of cash compensation paid to the President during the last fiscal year. None of the Company's other executive officers received total compensation in excess of $100,000.

                    Year Ended
                    December 31         Title          Compensation
                    -----------         --------       ------------
Michael P. O'Brien  1996                Pres/Dir       $21,250
                    1995                Pres/Dir       $13,961
                    1994                Pres/Dir           -0-

Paul B. McCully resigned as an officer and director of the Company on January 3, 1996. The Board of Directors approved issuing 25,000 shares of common stock of the Company to Mr. McCully as compensation for prior service. In addition, the Board of Directors, on March 1, 1997 approved issuing of 25,000 shares of common stock of the Company to Michael P. O'Brien and 25,000 shares of common stock of the Company to S. Randell Wyatt as compensation for prior services.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth as of December 31, 1996, the number of shares of the Company's outstanding Common Stock owned of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the Company's 886,280 shares of Common Stock outstanding, and the name and share holdings of each officer, director, and all officers and directors as a group.

NAME OF PERSON           OWNERSHIP      SHARES    PERCENT
OR GROUP
----------------------   ---------      --------  --------
Principal Shareholders
Wellshire Securities,
 Inc.                    Direct          579,495    65.39%
D.B. Brown Family Trust  Direct           58,335     6.58%
Serliana A.G.            Direct           73,509     8.29%
Officers & Directors     None

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The terms of the following transactions between related parties were not determined as a result of arm's length negotiations. In each case, in the opinion of management, the terms of the transaction were no less favorable than would have been negotiated in an arm's length transaction.

In December, 1996 the Company and Las Colinas Oil Corp. entered into an Agreement whereby the Company would purchase certain assets from Las Colinas Oil Corp. The assets consisted of producing oil and gas wells and proved undeveloped leases for future drilling prospects. In addition, the Company would acquire the ongoing business of oil field operations currently conducted by Las Colinas Oil Corp. The completion of the Agreement was dependent on the ability of the Company to raise sufficient funds to finance the project. The Company was not successful in its attempts to borrow the necessary funds from commercial banks and/or investment bankers, therefore, the project was abandoned.

The unsuccessful attempt to acquire assets from Las Colinas Oil Corp. by the Company was a related party transaction. Negotiations regarding the purchase and sale were not considered as being conducted at "arms length" due to various relationships of the parties. The Company paid $22,500 to an investment banking organization as a due diligence fee for the legal fees and engineering studies performed in connection with this endeavor which is included in the general and administrative expenses for this fiscal year.

Officers and directors, Michael P. O'Brien and S. Randell Wyatt are former officers, directors and/or employees of Las Colinas Oil Corp. (Las Colinas). The Company occupied office space within the offices leased by Las Colinas and utilized space, supplies, office equipment, etc. during 1996. The Company paid $9,000 to Las Colinas under this agreement in the year ended December 31, 1996. The amounts paid were at the rate of $750 per month.

Las Colinas is the operator for certain oil and gas properties in which the Company owns a working interest. As the operator, Las Colinas charges a fee for services and pays the expenses incidental to the wells. These expenses including the service fees are billed to the Company on a monthly basis. Las Colinas also collects and disburses a portion of oil & gas revenues for the Company. At December 31, 1996, the balance owed to the Company from Las Colinas was $33,948. Las Colinas may also own a working interest in the same properties as the Company.

The Company also owns an interest in certain oil and gas properties which are operated by operators other than Las Colinas. In these instances the direct charges to the wells are similar to those charges by Las Colinas. Revenue is distributed either direct from the first purchaser to the Company or through the Operator to the Company.

The oil and gas prospects and producing properties owned by the Company were acquired from Las Colinas.

In the year ended December 31, 1996, the Company paid $191,000 to Las Colinas to purchase working interest in three drill and/or rework projects. The Company paid to Las Colinas $58,486, for a working interest, to drill another well on one of its own leases.


                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:

(1)  FINANCIAL STATEMENTS

     Report of independent auditor

     Balance sheets as of December 31, 1996 and 1995

     Statements of Operations for the years ended December 31, 1996, 1995 & 1994

     Statements of Stockholders' Equity "Deficit" as of December 31, 1996, 1995
       & 1994

     Statements of Cash Flow for the years ended December 31, 1996, 1995 & 1994

     Notes to Financial Statements

Schedules other than those listed above are omitted because of the absence of conditions which they are required or because the information is shown in the financial statements.

B.   Reports on Form 8-K filed during the year ended December 31, 1996

     None

C.   EXHIBITS

     The following exhibits are included as part of this report (see exhibit index in separate exhibit volume):

Exhibit    SEC Reference    Title of Document           Location
No.        No.
-------    -------------    -----------------           -----------------

Item 3.    Articles of Incorporation and Bylaws

3.01            3         Articles of Incorporation     Incorporated by
                                                         reference (1)
3.02            3         Amendment to Articles of      Incorporated by
                             Incorporation               reference (1)
3.03            3         Certificate of Amendment to   Incorporated by
                             Articles of Incorporation   reference (2)
3.04            3         Bylaws                        Incorporated by
                                                         reference (1)
Item 27    Financial Data Schedule

27.01           27        Financial Data Schedule       This Filing

(1) Incorporated by reference from the Registrant's registration statement on form S-18 filed with the Commission, SEC file number 33-509-D.
(2) Incorporated by reference from the Registrant's annual report on form 10-K for the fiscal year ended December 31, 1991.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 23, 1998
                              SUNRAY MINERALS, INC.


                                By /s/ Michael P. O'Brien, President
                                   and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities and on the dates indicated.

Date: February 23, 1998


                                /s/ Michael P. O'Brien, President
                                and Director


                                /s/ S. Randell Wyatt, Secretary/
                                Treasurer and Director

                        J. S. OSBORN, P.C.
                    CERTIFIED PUBLIC ACCOUNTANTS            MEMBERS
                   17430 CAMPBELL ROAD, SUITE 114
JOHN S. OSBORN,         DALLAS, TEXAS 75252          AMERICAN INSTITUTE OF
CPA               972-735-0033    FAX 972-735-0035     CERTIFIED PUBLIC
                                                          ACCOUNTANTS
                                                       TEXAS SOCIETY OF
MARK L. CLELAND,                                       CERTIFIED PUBLIC
CPA                                                       ACCOUNTANTS
                                                     SEC PRACTICE SECTION,
                                                             AICPA


                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Sunray Minerals, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Sunray Minerals, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunray Minerals, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





/s/ J. S. Osborn, P. C.
Dallas, Texas


June 24, 1997

                              SUNRAY MINERALS, INC

                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS


CURRENT ASSETS:                         1996           1995
                                    ---------      ---------
 Cash                               $     608      $ 415,809
 Accounts receivable-trade              3,997          2,125
 Accounts receivable-related           33,948         10,144
 party
 Interest receivable                        0            114
                                    ---------      ---------
   Total Current Assets                38,553        428,192


PROPERTY and EQUIPMENT:
 Oil and gas properties               386,829        486,000
 Less: Accumulated depreciation,
 depletion And amortization          (122,638)       (91,030)
                                    ---------      ---------
  Total Property and Equipment        264,191        394,970

OTHER ASSETS:
 Investment in Great Western          190,500        510,000
                                    ---------      ---------
  Total Other Assets                  190,500        510,000


TOTAL ASSETS                        $ 493,244      $1,333,162



              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                   $   3,675      $   2,810
 Payroll taxes payable                    707          1,490
                                    ---------      ---------
  Total Current Liabilities             4,382          4,300

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par
 value; 1,000,000 shares
 authorized; no shares issued              --             --
 Common stock, $0.01 par value;
 20,000,000 shares authorized;
 886,280 and 861,280 shares
 issued and outstanding at
 December 31, 1996 and 1995,            8,863          8,613
 respectively
 Additional paid-in capital         2,957,553      2,956,803
 Accumulated deficit               (2,477,554)    (1,636,554)
                                    ---------      ---------
Total Stockholders' Equity            488,862      1,328,862


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $493,244      $1,333,162


   The accompanying notes are an integral part of these financial statements.

                            SUNRAY MINERALS, INC.

                            STATEMENT OF OPERATIONS
              For The Years Ended December 31, 1996, 1995 and 1994

                                      1996        1995        1994
                                    -------     --------    --------
REVENUE:
 Sales from oil and gas             $38,463     $103,541    $198,175
 Interest                             9,601       28,624      34,503
 Other income                           368          191       1,920
                                    -------     --------    --------
  Total Revenue                      48,432      132,356     234,598

OPERATING EXPENSE:
 Lease operating                         --           73          --
 Lease operating-related party       23,546       59,375     117,734
 Depreciation and depletion          31,607       35,792     396,085
 Dry hole costs                       9,267      135,132      81,888
 Expired leases                     298,018           --         ---
 Well abandonment costs              41,372           --         ---
 Interest                                --           --         105
 General and administrative         158,121      139,083      67,863
 General and administrative-          9,000       20,631      31,569
 related party
                                    -------      --------    --------
  Total Operating Expense           570,931      390,086     695,244

OTHER INCOME AND EXPENSE:
 (Gain) loss on sale of property     (1,000)     238,989          --
 Writedown of investment            319,500           --          --
 Loss on mortgage note receivable        --       31,975          --
                                    -------      --------    --------
  Total Other Income and Expense    318,500      270,964          --



NET INCOME (LOSS)                 $(840,999)   $(528,694)  $(460,646)



Weighted average shares             886,212      861,280     741,021
outstanding



LOSS PER SHARE:
 Loss per share                       ($0.95)    ($0.61)      ($0.62)



   The accompanying notes are an integral part of these financial statements

                             SUNRAY MINERALS, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        December 31, 1996, 1995 and 1994


                                   COMMON
                             -------------------     PAID IN   ACCUMULATED
                             SHARES      AMOUNT      CAPITAL     DEFICIT
                             -------    --------   ----------  -----------
Balance, December 31, 1993   686,280    $  6,863   $2,433,553  $(647,214)

 Issuance of stock           175,000       1,750     523,250
 Net loss                                                       (460,646)
                            --------    --------   ----------  -----------
Balance, December 31, 1994   861,280    $  8,613   $2,956,803 $(1,107,860)

 Net loss                                                        (528,694)
                            --------    --------   ----------  -----------
Balance, December 31, 1995   861,280       8,613   2,956,803  $(1,636,554)

 Issuance of stock            25,000         250         750
 Net loss                                                        (840,999)
                            --------    --------   ----------  -----------
Balance, December 31, 1996   886,280    $  8,863   $2,957,553 $(2,477,553)



   The accompanying notes are an integral part of these financial statements

                             SUNRAY MINERALS, INC.

                            STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1996, 1995 and 1994


                                              1996        1995        1994
                                           ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(840,999)  $(528,694)  $(460,646)
 Adjustments to reconcile net loss to
 net cash (used) by operating
 activities:
  Depreciation and depletion                 31,607      35,791     396,084
  Write off dry hole costs                    9,267          --          --
  Write off expired leases                  298,018          --          --
  Well abandonment cost                      41,372          --          --
  Writedown of investment in Great          319,500          --          --
  Western
  (Gain) loss on sale of properties              --     220,091          --
  Loss on sale of mortgage note                          23,297          --
  principal
  Issue stock for services                    1,000
 Changes in working capital:
  (Increase) decrease in
   Accounts receivable                       (1,872)     15,026     (17,151)
   Accounts receivable-related party        (23,804)         23       1,326
   Interest receivable                          114      10,991      (3,530)
  Increase (decrease) in
   Accounts payable                             865     (13,410)    (10,742)
   Accounts payable-Related party                --          --     (16,287)
   Payroll taxes payable                       (783)      1,016         474
                                           --------    --------    --------
NET CASH (USED) BY OPERATING ACTIVITIES:   (165,715)   (235,869)   (110,472)



CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Properties                (249,486)         --    (474,416)
  Sale of Properties                                    225,000
  Collection of Note Receivable                         422,675      54,028
                                           --------    --------    --------
NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES:                                (249,486)    647,675    (420,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock                              --          --     525,000
                                           --------    --------    --------
NET CASH PROVIDED BY FINANCING                   --          --     525,000
ACTIVITIES:

NET INCREASE (DECREASE) IN CASH:           (415,201)    411,806      (5,860)

CASH AT BEGINNING OF YEAR                   415,809       4,003       9,863
                                           --------    --------    --------

CASH AT END OF YEAR                        $    608    $415,809    $  4,003
                                           ========    ========    ========



   The accompanying notes are an integral part of these financial statements

                             SUNRAY MINERALS, INC.

                            STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1996, 1995 and 1994

                           SUPPLEMENTAL DISCLOSURE OF
                  CASH FLOW AND NON-CASH INVESTING ACTIVITIES

                                             1996        1995        1994
                                           --------    --------    --------
CASH FLOW INFORMATION:
 Interest paid                             $     --    $     --    $    105



NON-CASH INVESTING ACTIVITIES:
 Common stock issued for compensation      $  1,000    $     --    $     --
                                           --------    --------    --------
  Total                                    $  1,000    $     --    $     --


   The accompanying notes are an integral part of these financial statements

                            SUNRAY MINERALS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                          December 31, 1996 and 1995


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

History:

The Company was organized August 22, 1985, as a Nevada corporation under the name Tarragon Corporation for the purpose of seeking, investigating, and, if such investigation warranted acquiring an interest in potential business opportunities. The Company's name was changed to Sunray Minerals, Inc. on December 31, 1991. The Company has not paid a dividend to its investors.

The Company commenced oil and gas operations in December 1993.

During 1995 the Company sold most of its producing properties.

The Company purchased an interest in three re-entry wells and drilled a development well on one of its own leases during 1996. Three were completed as successful commercial wells and a fourth well is pending completion operations.

Basis of Accounting:

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred. Sales from oil and gas are recorded in the month of actual production.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Earnings (Loss) per Common Share:

Earnings (loss) applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

Property and Equipment:

The Company follows the successful efforts method of accounting for exploration, development and production of oil and gas reserves, whereby all productive costs are capitalized and unproductive costs are expensed in the year incurred. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells and other test wells that do not find proved reserves are charged to expense. Costs of development wells or other successful wells are capitalized and depleted using the units of production method based on total proved reserves applicable to each property. Costs of unproved properties are assessed periodically, and loss recognized if the properties are impaired. Estimates of oil and gas reserves were prepared by a related party engineer. Net capitalized costs of oil and gas properties are subject to a ceiling test. For ceiling test purposes, the Company compares its undiscounted standardized measure of future net cash flows from estimated production to net oil and gas properties. There were charges to depletion in the amount of $179,244, relating to ceiling test limitations in 1994. There were no such charges in 1995 or 1996. The Company has working interests in developed and undeveloped leases located in Texas and Oklahoma. All of the Company's leases were operated by an affiliate during 1996 and 1995. This same affiliate operated most of the Company's leases in 1994.

Upon sale or retirement of depreciable or depletable property, the cost and related accumulated depreciation, depletion and amortization are removed and gain or loss is recognized. Renewals and replacements that improve or extend the useful life of existing properties are capitalized. Expired leases are charged to expense in the period the lease term expires.

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

Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B - PROPERTY AND EQUIPMENT:

Property and Equipment at cost, are summarized as follows:

                                       1996            1995
                                    --------       ---------
Oil and gas properties, successful
 efforts method:
  Producing leasehold costs         $181,767       $  74,229
  Nonproducing leasehold costs        59,540         315,722
  Intangible development costs        87,340          84,965
  Lease and well equipment            58,182          11,084
                                    --------       ---------
                                     386,829         486,000

Less accumulated depreciation,
 depletion and amortization         (122,638)        (91,030)
                                    --------       ---------
                                    $245,774       $ 394,970


Costs incurred in oil and gas property acquisition, exploration, and development activities:

                                  1996         1995       1994
                                --------     --------   --------
Acquisition Costs               $193,932     $ 10,001   $400,648
Exploration Costs                      0      101,820          0
Development Costs                 37,269        1,358     73,768


NOTE C - INVESTMENT IN GREAT WESTERN:

The Company owns 85,000 shares (5.8%) of the outstanding common stock of Great Western Asset Group, Inc. (GWAG), a private company as a result of a merger with Waste Oil Recycling Corp. GWAG., located in Mesa, Arizona, is involved primarily in the construction of single family homes. These shares are accounted for at cost (originally $510,000) and are reviewed for impairment on an annual basis. In 1996 the Company wrote down this asset to $190,500.

NOTE D - COMMON STOCK:

The Company issued 645,167 shares for oil & gas properties in 1994. In the first quarter of 1996 the Company issued 25,000 shares of its common stock to a resigning director as compensation for services in the amount of $1,000.

NOTE E - INCOME TAXES:

The Company has net operating loss carryforwards of approximately $900,000 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

NOTE F - RELATED PARTY TRANSACTIONS:

The Company's officers and directors were officers, directors and employees of Las Colinas Oil Corp. (Las Colinas) until the fourth quarter of 1996. The Company occupies office space within the offices leased by Las Colinas and utilizes their personnel, supplies and office equipment. Las Colinas agreed to supply these services for a fixed monthly fee. During 1996, 1995 and 1994 the Company recorded $6,000, $19,000 and $30,000 respectively as an expense under this agreement.

Las Colinas is the operator for most of the oil & gas properties in which the Company owns a working interest. As the operator, Las Colinas charges a fee for services and pays the expenses incidental to the leases. These expenses, including the service fees, are billed to the Company on a monthly basis. Las Colinas also collects and disburses oil & gas revenues for certain properties of the Company. The balance owed to the Company for oil & gas revenues collected was $33,948 and $10,144 at December 31, 1996 and 1995 respectively. Las Colinas may also own a working interest in the same properties as the Company.

In 1994 the Company issued 175,000 shares of its common stock to Benitex, A.G. for $525,000 cash. These funds were used primarily to purchase nonproducing properties from Las Colinas in 1994. The value of these properties was determined by actual costs to Las Colinas or independent third party appraisals.

During 1995 the Company sold to an affiliate the majority of its existing producing properties for $225,000 cash. The sales price was calculated using a discounted net present value based upon an independent reserve appraisal. The sale of these properties resulted in a net loss to the Company in the amount of $238,989.

During 1996 the Company purchased interests in three re-entry wells from Las Colinas in amounts totaling $191,000.

NOTE G - SUPPLEMENTAL INFORMATION ABOUT OIL & GAS ACTIVITIES (UNAUDITED):


                             1996                   1995               1994
                         -------------         -------------      -------------
                         Oil       Gas         Oil       Gas      Oil       Gas
                         Bbl       MCF         Bbl       MCF      Bbl       MCF
                        -----     -----       -----     -----    -----     -----
Beginning of Period     4,320  117,330      38,004   108,643   84,264   593,559
Revision of previous
 estimates              1,530 (111,936)      4,777   155,907  (45,159) (445,497)
Additions             10,615    47,904       5,617         0    7,178     1,935
Dispositions               0         0     (39,231) (129,254)       0         0
Production            (1,379)   (7,602)     (4,847)  (17,966)  (8,279)  (41,344)
                      ------    ------      ------   -------   ------    -------
End of Period         15,086    45,696       4,320   117,330    38,004   108,653

Following are the standard measures of discounted future net cash flows and changes therein relating to proved oil and gas reserves as of December 31, 1996, 1995 and 1994:

                                    1996        1995            1994
                                 ---------    --------       --------
Future cash flows                $ 438,542    $162,122       $933,100
Future production costs           (195,958)    (75,794)      (476,090)
Future development costs                 0           0              0
Future net cash flows              242,584      86,328        457,010
10% annual discount for estimates
  timing of cash flows            (103,235)    (33,567)      (148,200)
                                ----------     -------      ---------
Standard measure of discounted
  future net cash flows         $  139,349     $52,761      $ 308,810





The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

                                    1996        1995           1994
                                 ---------    --------       --------
Standardized measure of
 discounted future net cash
 flows - beginning of year       $ 52,761   $ 308,810      $1,074,050
Sales of oil & gas produced,
 net of production costs         (14,917)     (44,093)        (80,441)
Extensions, discoveries and
 improved recovery less
 related costs                   106,014            0               0
Revisions of previous
 quantity estimates               (4,509)      13,044      (1,168,489)
Purchases of reserves
 in place                              0            0         474,416
Sales of reserves in place             0     (225,000)              0
Accretion of discount                  0            0           9,274
                               ---------     --------        --------
Standardized measure of
 discounted future net
 cash flows - end of year      $ 139,349     $ 52,761        $308,810


                             SUNRAY MINERALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


Note A - Nature of Business and Summary of Significant Accounting Policies:

History:
The Company was organized August 22, 1985, as a Nevada corporation under the name Tarragon Corporation for the purpose of seeking, investigating, and, if such investigation warranted acquiring an interest in potential business opportunities. The Company's name was changed to Sunray Minerals, Inc. on December 31, 1991. The Company has not paid a dividend to its investors.

The Company commenced oil and gas operations in December 1993.

During 1995 the Company sold most of its producing properties.

The Company purchased an interest in three re-entry wells and drilled a development well on one of its own leases during 1996. Three were completed as successful commercial wells and a fourth well is pending completion operations.

Basis of Accounting:
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred. Sales from oil and gas are recorded in the month of actual production.

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

Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells and other test wells that do not find proved reserves are charged to expense. Costs of development wells or other successful wells are capitalized and depleted using the units of production method based on total proved reserves applicable to each property. Costs of unproved properties are assessed periodically, and loss recognized if the properties are impaired. Estimates of oil and gas reserves were prepared by a related party engineer. Net capitalized costs of oil and gas properties are subject to a ceiling test. For ceiling test purposes, the Company compares its undiscounted standardized measure of future net cash flows from estimated production to net oil and gas properties. There were charges to depletion in the amount of $179,244, relating to ceiling test limitations in 1994. There were no such charges in 1995 or 1996. The Company has working interests in developed and undeveloped leases located in Texas and Oklahoma. All of the Company's leases were operated by an affiliate during 1996 and 1995. This same affiliate operated most of the Company's leases in 1994.

Upon sale or retirement of depreciable or depletable property, the cost and related accumulated depreciation, depletion and amortization are removed and gain or loss is recognized. Renewals and replacements that improve or extend the useful life of existing properties are capitalized. Expired leases are charged to expense in the period the lease term expires.

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

Accounting Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Property and Equipment:

Property and Equipment at cost, are summarized as follows:

                                           1996          1995
Oil and gas properties,                ---------   ----------
 successful efforts method:
  Producing leasehold costs             $181,767    $  74,229
  Nonproducing leasehold costs            59,540      315,722
  Intangible development costs            87,340       84,965
  Lease and well equipment                58,182       11,084
                                        --------     --------
                                         386,829      486,000

Less accumulated depreciation,
depletion and amortization             (122,638)     (91,030)
                                        --------     --------
                                        $245,774    $394,970



Costs incurred in oil and gas property acquisition, exploration, and development activities:

                                1996      1995         1994
                             --------  --------     --------
Acquisition Costs            $193,932  $ 10,001     $400,648
Exploration Costs                   0   101,820            0
Development Costs              37,269    21,358       73,768


Note C - Investment in Great Western:

The Company owns 85,000 shares (5.8%) of the outstanding common stock of Great Western Asset Group, Inc. (GWAG), a private company as a result of a merger with Waste Oil Recycling Corp. GWAG., located in Mesa, Arizona, is involved primarily in the construction of single family homes. These shares are accounted for at cost (originally $510,000) and are reviewed for impairment on an annual basis. In 1996 the Company wrote down this asset to $190,500.

Note D - Common Stock:

The Company issued 645,167 shares for oil & gas properties in 1994. In the first quarter of 1996 the Company issued 25,000 shares of its common stock to a resigning director as compensation for services in the amount of $1,000.


Note E - Income Taxes:

The Company has net operating loss carryforwards of approximately $900,000 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.


Note F - Related Party Transactions:

The Company's officers and directors were officers, directors and employees of Las Colinas Oil Corp. (Las Colinas) until the fourth quarter of 1996. The Company occupies office space within the offices leased by Las Colinas and utilizes their personnel, supplies and office equipment. Las Colinas agreed to supply these services for a fixed monthly fee. During 1996, 1995 and 1994 the Company recorded $6,000, $19,000 and $30,000 respectively as an expense under this agreement.

Las Colinas is the operator for most of the oil & gas properties in which the Company owns a working interest. As the operator, Las Colinas charges a fee for services and pays the expenses incidental to the leases. These expenses, including the service fees, are billed to the Company on a monthly basis. Las Colinas also collects and disburses oil & gas revenues for certain properties of the Company. The balance owed to the Company for oil & gas revenues collected was $33,948 and $10,144 at December 31, 1996 and 1995 respectively. Las Colinas may also own a working interest in the same properties as the Company.

In 1994 the Company issued 175,000 shares of its common stock to Benitex, A.G. for $525,000 cash. These funds were used primarily to purchase nonproducing properties from Las Colinas in 1994. The value of these properties was determined by actual costs to Las Colinas or independent third party appraisals.

During 1995 the Company sold to an affiliate the majority of its existing producing properties for $225,000 cash. The sales price was calculated using a discounted net present value based upon an independent reserve appraisal. The sale of these properties resulted in a net loss to the Company in the amount of $238,989.

During 1996 the Company purchased interests in three re-entry wells from Las Colinas in amounts totaling $191,000.


Note G - Supplemental information about oil & gas activities (unaudited):

                          1996                1995                1994

                    Oil Bbl   Gas MCF  Oil Bbl   Gas MCF   Oil Bbl   Gas MCF
                    -------   -------  -------   -------   -------   -------
Beginning of Period   4,320   117,330    38,004  108,643    84,264   593,559
Revision of
previous estimates    1,530  (111,936)    4,777  155,907   (45,159) (445,497)
Additions            10,615    47,904     5,617        0     7,178     1,935
Dispositions              0         0   (39,231)(129,254)        0         0
Production           (1,379)   (7,602)   (4,847) (17,966)   (8,279)  (41,344)
                    -------   -------  -------   -------   -------   -------
End of Period        15,086    45,696     4,320  117,330    38,004   108,653




Following are the standard measures of discounted future net cash flows and changes therein relating to proved oil and gas reserves as of December 31, 1996, 1995 and 1994:

                              1996           1995           1994
                           --------        --------       --------

Future cash flows          $438,542        $162,122       $933,100
Future production costs    (195,958)        (75,794)      (476,090)
Future development costs          0               0              0
                           --------        --------       --------
Future net cash flows       242,584          86,328        457,010
10% annual discount for
estimates timing of cash
flows                      (103,235)        (33,567)      (148,200)
                           --------        --------       --------
Standard measure of
discounted future net
cash flows                $  139,349      $  52,761      $ 308,810





The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

                                   1996           1995           1994


Standardized measure of
 discounted future net cash
 flows - beginning of year       $ 52,761      $ 308,810     $1,074,050
Sales of oil & gas produced,
 net of production costs          (14,917)       (44,093)       (80,441)
Extensions, discoveries and
 improved recovery, less          106,014              0              0
 related costs
Revisions of previous quantity
 estimates                         (4,509)        13,044     (1,168,489)
Purchases of reserves in place          0              0        474,416
Sales of reserves in place              0       (225,000)             0
Accretion of discount                   0              0          9,274


Standardized measure of
 discounted future net cash
 flows - end of year            $ 139,349       $ 52,761    $   308,810