Form 10-Q
period 1997-03-31
SUNRAY MINERALS INC
filed 1998-07-29
CIK 778701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                          FOR THE PERIOD ENDED 3/31/97



                     Commission File Number:       33-509-D

                             SUNRAY MINERALS, INC.
             (Exact name of registrant as specified in its charter)


              Nevada                                     88-0210772
   (State or other jurisdiction             (IRS Employer identification number)
of incorporation or organization)


                       P.O. Box 814653, Dallas, TX  75381
            (Address of principal executive offices)     (Zip Code)

                                  972/650-1612
              (Registrant's telephone number, including area code)

                                       NA
      (Former name, former address and former fiscal year, if changed from last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) yes ( ) no

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lates practicable date. As of May 16, 1997, there were 936,280 shares of the Registrant's Common Stock outstanding.

                                     PART I

                         ITEM 1.   FINANCIAL STATEMENTS

                             SUNRAY MINERALS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

ASSETS

                                   March 31, 1997      December 31, 1996
CURRENT ASSETS:                    --------------      -----------------
  Cash                                $  1,700                $    608
  Accounts receivable-trade              6,398                   3,997
  Accounts receivable-related party      7,087                  33,948
  Interest receivable                        0                       0
                                      --------                --------
  Total Current Assets                  15,185                  38,553

PROPERTY AND EQUIPMENT:

  Oil and gas property                 406,862                 386,829
Less:
Accumulated
depreciation,
depletion and amortization            (134,892)               (122,638)
                                      --------                --------
  Total Property and Equipment         271,970                 264,191

OTHER ASSETS:

  Investment in Great Western          190,500                 190,500
                                      --------                --------
    Total Other Assets                 190,500                 190,500


TOTAL ASSETS                          $477,655                $493,244




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $  7,905                $  3,675
  Payroll taxes payable                    474                     707
                                      --------                --------
     Total Current Liabilities           8,379                   4,382

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    1,000,000 authorized; no shares issued
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    936,280 and 886,280 shares issued
    and outstanding at March 31, 1997
    and December 31, 1996,
    respectively                         9,363                   8,863
Additional paid-in-capital           2,959,053               2,957,553
  Accumulated deficit              (2,499,437)             (2,477,554)
    Total Stockholders' Equity         468,979                 488,862
                                      --------                --------

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                  $477,359                $493,244

                              SUNRAY MINERALS, INC
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                         Three Months Ended March 31,
                                      ---------------------------------
                                         1997                    1996
                                      --------                ---------
REVENUES:
  Sales from oil and gas              $ 18,578                $  5,292
  Interest                                   1                   5,332
  Other income                              92                   1,072
                                      --------                --------

    Total Revenue                       18,671                  11,696

OPERATING EXPENSE:
  Lease operating                        2,186                       0
  Lease operating-related party          3,586                   3,984
  Depreciation and depletion            12,255                   2,250
  Leased Prospects Expired                   0                  26,303
  Dry hole costs                             0                       0
  General and administrative            20,277                  31,826
  General and admin-
   istrative--related party              2,250                   2,250
                                      --------                --------
  Total Operating Expenses              40,554                  66,613

OTHER INCOME AND EXPENSE:
  Loss on sale of property                   0                       0
  Loss on mortgage note receivable           0                       0

NET INCOME  (LOSS)                     (21,883)                (54,917)

Weighted average shares outstanding    902,946                 886,280

LOSS PER SHARE:
  Loss per share                         ($.02)                  ($.06)

                             SUNRAY MINERALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                            Three Months Ended March 31,
                                       ---------------------------------
                                          1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                            $(21,883)                (54,917)
  Adjustments to reconcile net loss to net
  cash (used) by operating activities:
    Depreciation and depletion          12,255                   2,250
    Issuance of stock for services       2,000                     250
    Loss on leased prospects expired         0                  26,303
  Changes in working capital:
    (Increase) decrease in
      Accounts receivable               (2,401)                  1,251
      Accounts
       receivable--related party        26,861                   8,100
      Interest receivable                    0                     114
    Increase (decrease) in
      Accounts payable                   4,230                  (2,595)
      Payroll taxes payable               (233)                 (1,016)
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                  20,829                 (20,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Properties            (19,737)                (120,759)

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                 (19,737)               (120,759)

NET INCREASE (DECREASE) IN CASH:         1,092                (141,019)

CASH AT BEGINNING OF PERIOD                608                 415,809

CASH AT END OF PERIOD                    1,700                 274,790

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of Sunray Minerals, Inc. (the "Company") that was filed with the Securities and Exchange Commission.


Note 2 - Issuance of Securities

The Company issued 25,000 shares of common stock to Michael P. O'Brien, President and Board of Director along with 25,000 shares of common stock to S. Randell Wyatt, Secretary/Treasurer and Board of Director. After issuance of these shares, the Company has 936,280 shares of common stock outstanding.

The securities issued in the transactions described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in S 4(2) thereof. Each purchaser was provided with business and financial information respecting the Company and was provided with the opportunity to obtain additional information in order to verify the information provided or to further inform themselves respecting the Company. Each of the persons acquiring such securities acknowledged in writing that such person was obtaining "restricted securities" as defined in rule 144 under the Securities Act; that such shares could not be transferred without registration or an available exemption therefrom; that such person must bear the economic risk of the investment for an indefinite period; and that the Company would restrict the transfer of the securities in accordance with such representations. Such persons also agreed that any certificates representing such shares would be stamped with a restrictive legend covering the transfer of such shares. The certificates representing the foregoing shares bear an appropriate restrictive legend conspicuously on their fact, and stop transfer instructions are noted on the Company's stock transfer records.


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

Sunray Minerals, Inc., formerly Tarragon Corporation, was organized under the laws of the state of Nevada in August 1985 for the purpose of searching, investigating and acquiring business opportunities. Oil and gas operations were commenced in December 1993. It is currently engaged in oil and gas exploration and development in Oklahoma. All of the Company's oil and gas properties are located within the State of Oklahoma. The Company's business strategy has been to increase production, cash flow and reserves through the acquisition and development of mature properties along with acquiring oil and gas prospects located in Oklahoma and Texas. These properties have characteristics that include an established production history, proved undeveloped reserves and at times multiple prospective reservoirs that provide significant development opportunities. Prior to acquiring a property, the Company performs a thorough geological and engineering analysis of the property to formulate a comprehensive development plan.

Development activities seek to increase cash flow from existing proved reserves and to establish additional proved reserves. These activities typically involve the drilling of new wells, workovers and recompletions of existing wells, and the application of other techniques designed to increase production.


RESULTS OF OPERATIONS

The Company suffered a loss of $21,883 for the quarter ended March 31, 1997 as compared to 1996's first quarter loss of $54,917. Overall production quantities for the first quarter of 1997 were significantly higher to levels achieved in the first quarter of 1996, as new production from acquisitions and successfull
development activities offset production declines.   Total oil and gas revenues
for the first quarter of 1997 were $18,670, and were comprised of $17,128 of oil revenues and $1,542 of gas revenues. This was an increase from total oil and gas revenues received in the first quarter of 1996 which was $5,292. Average oil and gas prices received in the first quarter of 1997 were $22.59 per barrel and $1.26 per Mcf.

Lease operating expenses for the first quarter of 1997 totaled $5,772 compared to $3,984 for the first quarter of 1996. This increase was due to new production from acquisition and development activities. Lease operating expenses per barrel of oil equivalent (BOE) for the first quarter of 1997 was $6.07. Depletion and depreciation expense totaled $12,255 compared to $2,250 for the first quarter of 1996. This increase was also the result of new production added during 1996.

For the first quarter of 1997, general and administrative expenses decreased to $22,526 from $34,076 in the first quarter of 1996. This was a result of reductions in general and administrative expenses being implemented during the first quarter of 1997.

Management of the Company plans to continue an acquisition, exploration and development program. New opportuninies and leads will continue to be investigated and sought out.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company purchased an additional interest in two of its existing wells of 16.50% and 19.55% from Las Colinas Oil Corp (Las Colinas). The Company financed this purchase from a credit balance due from Las Colinas. At December 31, 1996, the balance owed to the Company from Las Colinas was $33,948. Of this credit balance, $17,136 was applied against the purchase of the additional interests in two of the Company's existing wells. Further adjustments in this credit balance were $400 received from Las Colinas on March 5, 1997 which was applied against the credit, the accounts receivable from Las Colinas increased by $268 during the first quarter of 1997 and joint interest billings from Las Colinas to the Company covering the Company's interest in its wells was $9,595 during the first quarter of 1997, which was applied against this credit. As of March 31, 1997, the credit balance of Las Colinas to the Company was $7,087.

FORWARD LOOKING STATEMENTS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present valued of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed within this document. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                                    PART II


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed onn its behalf by the undersigned, hereunto duly authorized.


                              SUNRAY MINERALS, INC.



Date:  July 27, 1998          By: /s/ Michael P. O'Brien
                                 Michael P. O'Brien, President