Form 10-Q
period 1997-06-30
SUNRAY MINERALS INC
filed 1998-07-29
CIK 778701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                          FOR THE PERIOD ENDED 6/30/97


                     Commission File Number:  33 - 509 - D

                             SUNRAY MINERALS, INC.
             (Exact name of registrant as specified in its charter)



              Nevada                                  88-0210772
   (State or other jurisdiction                     (IRS Employer
of incorporation or organization)              identification number)


           Box 814653, Dallas, TX                        75381
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lates practicable date. As of August 16, 1997, there were 936,280 shares of the Registrant's Common Stock outstanding.

                                     PART I

                         ITEM 1.   FINANCIAL STATEMENTS

                             SUNRAY MINERALS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


ASSETS

                                             June 30,   December 31,
                                               1997        1996
                                           ---------    -----------
CURRENT ASSETS:

Cash                                       $   1,578     $     608
 Accounts receivable-trade                     4,146         3,997
 Accounts receivable-related party            (2,022)       33,948
 Interest receivable                               0             0
                                           ---------     ---------
 Total Current Assets                          3,702        38,553

PROPERTY AND EQUIPMENT:
 Oil and gas property                        407,546       386,829
 Less: Accumulated depreciation,
  depletion and amortization                (146,039)     (122,638)
                                           ---------     ---------
 Total Property and Equipment                261,507       264,191

OTHER ASSETS:
 Investment in Great Western                 190,500       190,500
                                           ---------     ---------
 Total Other Assets                          190,500       190,500
                                           ---------     ---------
TOTAL ASSETS                               $ 455,709     $ 493,244



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                          $  13,963     $   3,675
 Payroll taxes payable                           474           707
                                           ---------     ---------
  Total Current Liabilities                   14,437         4,382

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
 1,000,000 authorized; no shares
 issued
 Common stock, $.01 par value;
 20,000,000 shares authorized;
 936,280 and 886,280 shares issued
 and outstanding at March 31, 1997
 and December 31, 1996, respectively           9,363         8,863
Additional paid-in-capital                 2,959,053     2,957,553
Accumulated deficit                       (2,527,144)   (2,477,554)
  Total Stockholders' Equity                 441,272       488,862
                                           ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                     $ 455,709     $ 493,244

                              SUNRAY MINERALS, INC
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                              Three Months Ended    Six Months Ended June
                                   June 30,                  30,
                              -------------------   ---------------------
                                1997       1996         1997        1996
                              --------    -------   ---------   ---------
REVENUES:
 Sales from oil and gas        $14,028    $ 5,146     $32,697     $ 9,551
 Interest                            0      2,978           1       7,518
 Other income                        0        238           0       1,310
                               -------    -------     -------     -------
  Total Revenue                 14,028      8,362      32,698      18,379

OPERATING EXPENSE:
 Lease operating                 4,241          0       6,257           0
 Lease operating-related
 parties                         5,570      5,247       9,325       9,167
 Depreciation and depletion     11,147      4,400      23,402       6,650
 Leased prospects expired            0     48,563           0      74,866
 Dry hole costs                      0          0           0           0
 General and administrative     20,402     39,179      40,679      70,755
 General and admini-
 strative-related party            375      2,250       2,625       4,500
                               -------    -------     -------     -------
  Total Operating Expenses      41,735     99,639      82,288     165,938

OTHER INCOME AND EXPENSE:
 Loss on sale of property            0          0           0           0
 Loss on mortgage note
 receivable                          0          0           0           0
                               -------    -------     -------     -------
NET INCOME  (LOSS)             (27,707)   (91,277)   (49,590)   (147,559)

 Weighted average shares
 outstanding                   936,280    886,280     919,613     886,280

LOSS PER SHARE:
 Loss per share                 ($.03)     ($.10)      ($.05)      ($.17)

                             SUNRAY MINERALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                        Six Months Ended June 30,
                                        --------------------------
                                           1997           1996
                                        ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $( 49,590)     $(147,559)
 Adjustments to reconcile net loss
 to net cash (used) by operating
 activities:
  Depreciation and depletion                23,401          6,650
  Issuance of stock for services             2,000            250
  Loss on leased prospects expired               0         74,866
 Changes in working capital:
 (Increase) decrease in
  Accounts receivable                         (149)         1,824
  Accounts receivable-related party         35,971        (15,567)
  Interest Receivable                            0            114
 Increase (decrease) in
  Accounts payable                          10,288         (1,646)
  Payroll taxes payable                       (233)        (1,016)
 NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                       21,688        (82,084)

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Acquisition of Properties                (20,718)      (148,175)
 NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                      (20,718)      (148,175)

 NET INCREASE (DECREASE) IN CASH:              970       (230,259)

 CASH AT BEGINNING OF PERIOD                   608        415,809

 CASH AT END OF PERIOD                       1,578        185,550

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of Sunray Minerals, Inc. (the "Company") that was filed with the Securities and Exchange Commission.


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

Sunray Minerals, Inc., formerly Tarragon Corporation, was organized under the laws of the state of Nevada in August 1985 for the purpose of searching, investigating and acquiring business opportunities. Oil and gas operations were commenced in December 1993. The Company is currently engaged in oil and gas
exploration, development and acquisitions in the State of Oklahoma.   All of
the Company's oil and gas properties are located within the State of Oklahoma. The Company's business strategy has been to increase production, cash flow and reserves through the acquisition and development of mature properties along with acquiring oil and gas prospects located in Oklahoma and Texas. These properties have characteristics that include an established production history, proved undeveloped reserves and at times multiple prospective reservoirs that provide significant development opportunities. Prior to acquiring a property, the Company performs a thorough geological and engineering analysis of the property to formulate a comprehensive development plan. Development activities seek to increase cash flow from existing proved reserves and to establish additional proved reserves. These activities typically involve the drilling of new wells, workovers and recompletions of existing wells, and the application of other techniques designed to increase production.


RESULTS OF OPERATIONS

The Company suffered a loss of $27,707 for the quarter ended June 30, 1997 as compared to 1996's second quarter loss of $91,277. Overall production quantities for the second quarter of 1997 were significantly higher to levels achieved in the second quarter of 1996, as new production from acquisitions and successfull development activities offset production declines.

Total oil and gas revenues for the second quarter of 1997 were $14,028 which were comprised of $12,939 of oil revenues and $1,089 of gas revenues. This was an increase from total oil and gas revenues received in the second quarter of 1996 which was $5,146. Average oil and gas prices received in the second quarter of 1997 were $19.34 per barrel and $.71 per Mcf.

Lease operating expenses for the second quarter of 1997 totaled $9,811 compared to $5,247 for the second quarter of 1996. This increase was due to new production from acquisition and development activities. Lease operating expenses per barrel of oil equivalent (BOE) for the second quarter of 1997 was $10.88. Depletion and depreciation expense totaled $11,147 for the second quarter of 1997 compared to $4,400 for the second quarter of 1996. This increase was also the result of new production added during 1996.

For the second quarter of 1997, general and administrative expenses decreased to $20,777 from $41,429 in the second quarter of 1996. This was a result of reductions in general and administrative expenses being implemented during the first quarter of 1997.

Management of the Company plans to continue an acquisition, exploration and development program. New opportuninies and leads will continue to be investigated and sought out.

LIQUIDITY AND CAPITAL RESOURCES

During the fourth quarter of 1996, the Company paid $78,500 to Las Colinas Oil Corp. on a "turnkey" bases for a 50% interest in a well to be drilled and completed. Mechanical problems occurred during the drilling which caused a delay in operations. Operations resumed in the third quarter of 1997 in which mechanical problems occurred again. The Company is currently awaiting a substitute well to be drilled by Legacy Oil Corp. successor in interest to Las Colinas Oil Corp.

FORWARD LOOKING STATEMENTS

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed within this document. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              SUNRAY MINERALS, INC.



Date:  July 27, 1998          By: /s/ Michael P. O'Brien
                                  President