Form 10-Q
period 1997-09-30
SUNRAY MINERALS INC
filed 1998-07-29
CIK 778701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                          FOR THE PERIOD ENDED 9/30/97


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lates practicable date. As of December 31, 1997, there were 936,280 shares of the Registrant's Common Stock outstanding.

                                     PART I

                         ITEM 1.   FINANCIAL STATEMENTS

                             SUNRAY MINERALS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

ASSETS
                                     SEPTEMBER 30,     DECEMBER 31,
                                         1997              1996
                                     ------------      -----------
CURRENT ASSETS:

Cash                                  $     681         $     608
 Accounts receivable-trade                9,204             3,997
 Accounts receivable-related                  0            33,948
 party
 Interest receivable                          0                 0
                                      ---------         ---------
 Total Current Assets                     9,886            38,553

PROPERTY AND EQUIPMENT:
 Oil and gas property                   408,048           386,829
 Less: Accumulated depreciation,
  depletion and amortization           (154,125)         (122,638)
                                      ---------         ---------
 Total Property and Equipment           253,923           264,191

OTHER ASSETS:
 Investment in Great Western            190,500           190,500

 Total Other Assets                     190,500           190,500
                                      ---------         ---------
TOTAL ASSETS                          $ 454,309         $ 493,244
                                      =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                     $  15,958         $   3,675
 Payroll taxes payable                      474               707
                                      ---------         ---------
  Total Current Liabilities              16,432             4,382

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
 1,000,000 authorized; no shares
 issued
 Common stock, $.01 par value;
 20,000,000 shares authorized;
 936,280 and 886,280 shares
 issued and outstanding at March
 31, 1997 and December 31, 1996,
 respectively                             9,363             8,863
Additional paid-in-capital            2,959,053         2,957,553
Accumulated deficit                  (2,530,538)       (2,477,554)
                                      ---------         ---------
  Total Stockholders' Equity            437,878           488,862

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                $ 454,309         $ 493,244
                                      =========         =========

                              SUNRAY MINERALS, INC
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                ---------------------------------------------
                                 1997         1996        1997        1996
                                -------     -------      -------     -------
REVENUES:
 Sales from oil and gas         $14,870     $ 8,774      $47,568     $18,046
 Interest                             0       1,321            1       9,403
 Other income                    12,441           0       12,441       1,310
                                -------     -------     --------     -------
  Total Revenue                  27,311      10,095       60,010      28,759

OPERATING EXPENSE:
 Lease operating                  1,181       2,188        7,723           0
 Lease operating-related
 parties                          8,215       2,384       17,256      12,637
 Depreciation and depletion       8,085       5,000       31,487      11,650
 Leased prospects expired             0      66,150            0     141,016
 Dry hole costs                       0           0            0           0
 General and administrative      12,474      33,882       53,154     104,888
 General and administrative-
 related party                      750       2,250        3,375       6,750
                                -------     -------     --------     -------
  Total Operating Expenses       30,705     111,854      112,995     276,941

OTHER INCOME AND EXPENSE:
 Loss on sale of property             0           0            0           0
 Loss on mortgage note
 receivable                           0           0            0           0

NET INCOME  (LOSS)              ( 3,395)   (101,759)     (52,985)   (248,182)

 Weighted average shares
 outstanding                    936,280     886,280      925,169     886,280
LOSS PER SHARE:
 Loss per share                 ($.0036)      ($.11)       ($.06)      ($.28)

                             SUNRAY MINERALS, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------
                                                1997            1996
                                             ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $( 52,985)      $(248,182)
 Adjustments to reconcile net loss to
 net cash (used) by operating
 activities:
  Depreciation and depletion                    31,487          11,650
  Issuance of stock for services                 2,000             250
  Loss on leased prospects expired                   0         141,016
 Changes in working capital:
 (Increase) decrease in
  Accounts receivable                           (5,207)         (3,470)
  Accounts receivable-related party             33,948         (29,955)
  Interest Receivable                                0             114
 Increase (decrease) in
  Accounts payable                              12,283          (2,671)
  Payroll taxes payable                           (233)           (543)

 NET CASH (USED) BY OPERATING                  -------        --------
  ACTIVITIES                                    21,293        (131,791)

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties                    (33,661)       (252,874)
  Sale of properties                            12,441               0

 NET CASH PROVIDED (USED) BY INVESTING         -------        --------
 ACTIVITIES                                    (21,220)       (252,874)

 NET INCREASE (DECREASE) IN CASH:                   73        (384,665)

 CASH AT BEGINNING OF PERIOD                       608         415,809

 CASH AT END OF PERIOD                             681          31,144

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes to the financial statements in the 1996 Form 10-K of Sunray Minerals, Inc. (the "Company") that was filed with the Securities and Exchange Commission.


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


RESULTS OF OPERATIONS

The Company suffered a loss of $3,395 for the quarter ended September 30, 1997 as compared to 1996's third quarter loss of $101,759. Overall production quantities for the third quarter of 1997 were significantly higher to levels achieved in the third quarter of 1996, as new production from acquisitions and successfull development activities offset production declines. For the first nine months of 1997, a net income loss of $52,985 was incurred, as compared to a net income loss of $248,182 for the comparable 1996 period.

Total oil and gas revenues for the third quarter of 1997 were $14,870 and were comprised of $12,715 of oil revenues and $2,155 of gas revenues. This was an increase from total oil and gas revenues received in the third quarter of 1996 of $8,774. Average oil and gas prices received in the third quarter of 1997 were $19.34 per barrel and $1.04 per Mcf. For the first nine months of 1997, total oil and gas revenues were $47,568, as compared to $18,046 for the comparable 1996 period.

On August 1, 1997, the Company sold all of its interest in four of its wells to JOC Operating, Inc. and acquired the interest of JOC Operating, Inc. in four of their wells. This transaction was prepared and recorded on an Assignment Of Oil And Gas Leases And Bill Of Sale. The Company netted a profit of $12,441 through this transaction which has been recorded under Other Income as sale of assets. The Company expects no substantive changes in income, expenses or production due to this sale and acquisition.

Lease operating expenses for the third quarter of 1997 totaled $9,396 compared to $4,572 for the third quarter of 1996. This increase was due to new
production from acquisition and development activities.    Lease operating
expenses per barrel of oil equivalent (BOE) for the third quarter of 1997 was
$8.96.    Depletion and depreciation expense totaled $8,085 for the third quarter of 1997 compared to $5,000 for the third quarter of 1996. This increase was also the result of new production added during 1996. Lease operating expenses for the first nine months of 1997 were $24,979, as compared to $12,637 for the comparable 1996 period.

For the third quarter of 1997, general and administrative expenses decreased to $13,224 from $36,132 in the third quarter of 1996. This was a result of reductions in general and administrative expenses being implemented during the first quarter of 1997. For the first nine months of 1997, general and administrative expenses decreased to $56,529, as compared to $111,638 for the comparable 1996 period.

Management of the Company plans to continue an acquisition, exploration and development program. New opportuninies and leads will continue to be investigated and sought out.

LIQUIDITY AND CAPITAL RESOURCES

During the fourth quarter of 1996, the Company paid $78,500 to Las Colinas Oil Corp. on a "turnkey" bases for a 50% interest in a well to be drilled and completed. Mechanical problems occurred during the drilling which caused a delay in operations. Operations resumed in the third quarter of 1997 in which mechanical problems occurred again. The Company is currently awaiting a substitute well to be drilled by Legacy Oil Corp., successor in interest to Las Colinas Oil Corp.

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